Form 10-Q
period 1993-12-30
PROVIDENCE GAS CO
filed 1994-02-14
CIK 80812

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


(Mark One)

{X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended              December 31, 1993


                                  OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to


Commission file number                     0-1160


                      THE PROVIDENCE GAS COMPANY

         (Exact name of registrant as specified in its charter)

              Rhode Island                       05-0203650

(State or other jurisdiction of          (I.R.S. Employer)
incorporation or organization)           Identification No.)

           100 Weybosset Street, Providence, Rhode Island  02903

                 (Address of principal executive offices)
                                (Zip Code)

                               401-272-5040

            Registrant's telephone number, including area code


  (Former name, former address and former fiscal year, if changed since last report)

   Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X  No    .

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Common Stock, $1.00 par value; 1,243,598 shares outstanding at February 14, 1994.



                           THE PROVIDENCE GAS COMPANY

                                    FORM 10-Q

                                DECEMBER 31, 1993



PART I:          FINANCIAL INFORMATION                           PAGE

Item 1 -         Financial Statements

                 Consolidated Statements of Income for the
                 three and twelve months ended
                 December 31, 1993 and 1992                       I-1

                 Consolidated Balance Sheets as of
                 December 31, 1993, December 31, 1992
                 and September 30, 1993                           I-2

                 Consolidated Statements of Cash Flows for the
                 three months ended December 31, 1993 and 1992    I-3

                 Consolidated Statements of Capitalization as of
                 December 31, 1993, December 31, 1992
                 and September 30, 1993                           I-4

                 Notes to Consolidated Financial Statements       I-5

Item 2 -         Management's Discussion and Analysis of
                 Financial Conditions and Results of Operations   I-9

PART II:         OTHER INFORMATION

Item 6 -         Exhibits, Reports on Form 8-K and Signature     II-1

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                           THE PROVIDENCE GAS COMPANY
                              STATEMENTS OF INCOME
                        FOR THE PERIODS ENDED DECEMBER 31
                                   (Unaudited)


                                       THREE MONTHS       TWELVE MONTHS
                                       1993    1992       1993    1992
                                   (thousands, except per share amounts)

Operating revenues                $62,055   $60,574     $207,533  $195,247
Cost of gas sold                   38,369    37,011      126,035   115,094

  Operating margin                 23,686    23,563       81,498    80,153

Operating expenses:
  Other operation                  10,317     9,381       40,300    39,754
  Maintenance                         767       774        3,480     3,135
  Depreciation and amortization     2,321     2,235        8,987     8,613
  Taxes -
    State gross receipts            1,863     1,520        6,091     4,998
    Local property and other        1,588     1,624        6,680     6,688
    Federal income                  1,858     2,200        3,309     3,545

Total operating expenses           18,714    17,734       68,847    66,733

Operating income                    4,972     5,829       12,651    13,420

Other income (loss), net              194       (30)         357       604

Income before interest expense      5,166     5,799       13,008    14,024

Interest expense:
  Long-term debt                    1,118     1,118        5,170     4,337
  Other                               271       465        1,261     2,292
  Interest capitalized                (22)      (23)         (78)     (118)
                                    1,367     1,560        6,353     6,511

Net income                          3,799     4,239        6,655     7,513

Dividends on preferred stock         (174)     (174)        (696)     (696)

Net income applicable to
  common stock                    $ 3,625   $ 4,065     $  5,959  $  6,817
                                  =======   =======     ========  ========

Earnings per common share        $  2.91   $  3.27     $   4.79  $   5.48
                                 =======   =======     ========  ========

                                   PAGE I-1
Dividends paid per common share   $   .89   $   .89     $   3.56  $   3.56
                                  =======   =======     ========  ========

Weighted average common shares
  outstanding                    1,243.6    1,243.6     1,243.6    1,243.6
                                 =======    =======     =======   ========



                                      PAGE I-1a
                           THE PROVIDENCE GAS COMPANY
                                 BALANCE SHEETS
                                   (Unaudited)
                                   (Thousands)

                                      December 31,  December 31, September 30,
                                           1993        1992           1993
ASSETS
Gas plant, at original cost              $217,125    $205,500      $213,218
  Less - Accumulated depreciation and
    utility plant acquisition adjustment   73,337      66,108        71,289
                                          143,788     139,392       141,929
Current assets:
  Cash and temporary cash investments       3,545       1,461           597
  Accounts receivable, less allowance of
    $2,179 at 12/31/93, $2,354 at 12/31/92
    and $2,354 at 9/30/93                  30,746      25,680        16,940
  Unbilled revenues                        12,016      11,206         2,787
  Deferred gas costs                       24,189       2,377        16,369
  Inventories, at average cost -
    Liquefied natural gas, propane and
     underground storage                    9,846       7,545        11,363
    Materials and supplies                  1,781       1,553         1,763
  Deferred capacity charges                     -       1,007             -
  Prepaid and refundable taxes              4,060       4,802         6,169
  Prepayments                               1,011       1,063           837
                                           87,194      56,694        56,825
Deferred charges and other assets          16,440      10,693        12,657

    Total assets                         $247,422    $206,779      $211,411
                                         ========    ========      ========
CAPITALIZATION AND LIABILITIES

Capitalization:                          $135,823    $118,210      $135,024
Current liabilities:
  Notes payable                            35,000      32,695        20,800
  Current portion of long-term debt         2,071       1,852           466
  Gas supplier refunds                          -       2,808             -
  Accounts payable                         22,761      15,775        18,463
  Accrued taxes                             7,727       8,023         7,356
  Accrued vacation                          1,681       1,681         1,664
  Customer deposits                         3,157       2,749         2,895
  Other                                     3,303       2,406         2,955
                                           75,700      67,989        54,599
Deferred credits and reserves:
  Accumulated deferred Federal income
    taxes                                  18,312      13,249        13,423
  Unamortized investment tax credits        2,945       3,103         2,984
  Other                                    14,642       4,228         5,381
                                           35,899      20,580        21,788
 Total capitalization and liabilities    $247,422    $206,779      $211,411
                                         ========    ========      ========
                                    PAGE I-2
                THE PROVIDENCE GAS COMPANY
                 STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED DECEMBER 31
                        (Unaudited)
                                                   1993          1992
                                                (Thousands of Dollars)
Cash provided by (used for)
Operations:
   Net income                                      $  3,799    $  4,239
   Items not requiring cash:
     Depreciation and amortization                    2,320      2,290
     Deferred Federal income taxes                      118        141
     Amortization of investment tax credits             (39)       (37)
     Changes in assets and liabilities
      which provided (used) cash:
       Accounts receivable                          (13,806)   (11,325)
       Unbilled revenues                             (9,229)    (7,855)
       Deferred gas costs                               580     (2,377)
       Inventories                                    1,499        (56)
       Deferred capacity charges                          -        336
       Prepaid and refundable taxes                   3,028      1,663
       Prepayments                                     (174)       116
       Gas supplier refunds                               -      2,808
       Accounts payable                               5,098      5,570
       Accrued taxes                                    637        841
       Refundable gas costs                               -     (1,767)
       Accrued vacation, customer deposits
         and other                                      627       (127)
   Net cash used for operations                      (5,542)    (5,540)
Investment Activities:
   Expenditures for property, plant and
     equipment                                       (4,220)    (3,701)
   Deferred charges and other                           (95)      (402)
      Total                                          (4,315)    (4,103)
Financing Activities:
   Issuance of mortgage bonds                        16,000          -
   Payments on long-term debt                          (114)      (122)
   Increase in notes payable, net                    (1,800)    12,285
   Cash dividends on preferred stock                   (174)      (174)
   Cash dividends on common stock                    (1,107)    (1,106)
      Total                                          12,805     10,883
Increase in cash & temporary cash
   investments                                        2,948      1,240
Cash and cash equivalents at beginning
   of period                                            597        221
Cash and cash equivalents at end of period         $  3,545    $ 1,461
                                                   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the period-
    Interest (net of amount capitalized)            $   911    $ 1,520
    Income taxes (net of refunds)                   $    93    $ 1,300
                                    PAGE I-3

                           THE PROVIDENCE GAS COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                   (UNAUDITED)
                                   (Thousands)



                                  December 31,  December 31, September 30,
                                      1993           1992           1993



Common stock equity:

  Common stock, $1 par
    Authorized - 2,500 shares
    Outstanding - 1,244 as of 12/31/93,
                  12/31/92 and 9/30/93    $  1,244    $ 1,244    $  1,244
  Amount paid in excess of par              36,452     19,966      36,452
  Retained earnings                         29,683     28,152      27,165
Total common stock equity                   67,379     49,362      64,861

Cumulative preferred stock:

  Redeemable 8.70% Series, $100 par
  Authorized - 80 shares
  Outstanding - 80 shares as of
    12/31/93, 12/31/92 and 9/30/93           8,000      8,000      8,000

Long-term debt:

  First mortgage bonds                      61,000     53,200     61,000
  Senior debentures                              -      7,533          -
  Capital leases                             1,515      1,967      1,629

Total long-term debt                        62,515     62,700     62,629

Less:  current portion                       2,071      1,852        466

Long-term debt, net                         60,444     60,848     62,163

Total capitalization                      $135,823  $ 118,210   $135,024
                                          ========  =========   ========








                                    PAGE I-4



                           THE PROVIDENCE GAS COMPANY

                   Notes to Consolidated Financial Statements


Accounting Policies

     It is the Registrant's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to a fair statement of the results for the periods reported; however, such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Registrant's operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the
Securities and Exchange Commission. However, the disclosures herein when read with the annual report for 1993 filed on Form 10-K are adequate to make the information presented not misleading.

Reclassification

   Certain prior year income statement amounts have been reclassified for consistent presentation with the current period.

Environmental Matters

     Federal, state, and local laws and regulations establishing standards and requirements for the protection of the environment have increased both in number and in scope within recent years. The Registrant cannot predict the future impact of such standards and requirements, which are subject to change and can take effect retroactively. The Registrant continues to monitor the status of these laws and regulations. Such monitoring involves the review of past and current operations and properties. To the best of its knowledge, subject to the following two paragraphs, the Registrant believes it is in substantial compliance with such laws and regulations. However, should future costs be incurred, the Registrant anticipates recovery from third parties or through its rate filings.

     At one property formerly owned by the Registrant, a study was done to determine the extent of the environmental contamination at the property. This study is currently being reviewed by the Rhode Island Department of Environmental Management. The Registrant is unable to predict the future costs that may be incurred for this site. However, based upon current information, the Registrant does not believe the outcome of this matter will have a material impact on its results of operations and financial condition.

     In January 1990, the Registrant received notice from the Massachusetts
Department of Environmental Protection that it is one of several
"potentially
responsible parties" under the Comprehensive Environmental Response


                                    PAGE I-5


Compensation and Liability Act and also the Superfund Amendment and Reauthorization Act. This will require the Registrant to share in clean-up costs, if any, at a waste disposal site in Massachusetts. While no preliminary estimates of costs are currently available, the Registrant's degree of responsibility is believed to be minimal.
     Management anticipates requesting rate relief for all costs related to environmental matters and believes that the resolution of these matters will not have a materially adverse effect on the Registrant's results of operations and financial condition.

FERC Order 636

     In August 1992, the Federal Energy Regulatory Commission issued a companion document to Order 636 (Issued April 1992) called Order 636-A. A combination of principles contained in the documents will make a number of significant changes to the structure of services provided by interstate natural gas companies. Furthermore, pipelines must provide transportation services that are equal in quantity for all gas supplies, whether purchased from the pipeline or another supplier of natural gas.

     In response to Order 636 and Order 636-A, the Registrant has solicited supply proposals from major producers and marketers. Also, the Registrant is reviewing different pipeline service options and is exploring new underground storage opportunities in an effort to restructure its existing long-term contracts. These actions are expected to permit the Registrant to achieve a diverse, secure, flexible and economical supply portfolio. Additional one time expenses, such as contract exit fees, are anticipated in the short-term as a result of the Orders. At the appropriate time, full recovery of certain costs related to the Orders will be pursued by the Registrant through the regulatory process.

     Based upon current information, the Registrant anticipates transition costs to total $15 million. Of this amount, the Registrant, as of November
1993, has currently began recovering $5.8 million through its Cost of Gas
Adjustment Clause (CGA). The Registrant has recorded a liability of $15 million along with a regulatory asset anticipating future recovery.

     Furthermore, the Registrant expects to eventually realize long-term savings in its gas costs. With the necessary resources in place, the
Registrant anticipates that it can properly manage this matter and that this matter will not have a material impact on the Registrant's financial position or results of operations.

Properties

     ProvGas owns properties that are located in Providence, Rhode
Island

                                    PAGE I-6

adjacent to the Providence River. These properties, along with much of downtown Providence, appear to have been the result of the filling of lands formerly flowed by tidal waters. The extent to which ProvGas' properties consist of such land cannot be established with precision, but they most likely include its main distribution center and the land on which is situated the
Algonquin LNG storage tank.

     In 1991, the Rhode Island Supreme Court issued an opinion containing statements to the effect that the State retains title to shoreland created by fill from ocean dredging. The statements appear to contradict earlier judicial authority to the effect that where the owner of land abutting the river extends the upland out from the natural shoreline to an established harbor line, all of the rights of the public in the upland, as extended, are extinguished.

     Although to date the Rhode Island Supreme Court has not clarified its opinion and the Rhode Island legislature has taken no meaningful action to resolve the problem, management believes no action will be taken by the State which will interfere in any material way with ProvGas' ability to conduct its normal course of operations or impact its financial condition.

FASB 106
     On October 1, 1993, the Registrant adopted the provisions of the Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" (SFAS No. 106). SFAS No. 106 requires that these benefits, which include health care and life insurance, be accrued over the service life of covered employees. Prior to the adoption of SFAS 106, the Registrant accounted for these costs when paid. The Registrant's actuarially calculated amount of prior service costs (transition obligation), not previously accrued, is estimated at approximately $9.9 million.

The
Registrant's annual expense for fiscal 1994, including the amortization of the transition obligation over twenty years, is approximately $1.5 million. The
Registrant will recognize additional expenses of $900,000 during fiscal 1994 as a result of SFAS No. 106 as compared to the previous
"pay-as-you-go" method.

     The Registrant's estimated transition obligation and expense under SFAS
No. 106 are derived using a discount rate of eight percent with a medical care cost trend of 13.8 percent. A one percent change in the medical care rate would impact the estimated transition obligation by $1.3 million while the change in the annual expense component would be $100,000.

   The Rhode Island Public Utility Commission (RIPUC) has allowed the
Registrant to recover only those post-retirement benefit costs which can be tax effectively funded. The Registrant expects to fund approximately $1.2 million of the $1.5 million annual post-retirement benefit costs. The $300,000 short-
fall will be expensed without current recovery.

   The RIPUC has also required the Registrant to delay full recovery of the
$1.2 million funded amount. The Registrant is allowed recovery of the

                                    PAGE I-7

incremental difference above the "pay-as-you-go" amount
(approximately
$600,000) and the amount tax effectively funded ($1.2 million) over a three year period with one-third of the incremental cost recovered each year.

   Amounts funded, but not recovered during fiscal years 1994 and 1995 will be deferred and will be recovered over a seven year period beginning in fiscal
1997.  As of December 31, 1993, $200,000 has been deferred.

FAS 109

   The Company has adopted the Financial Accounting Standards Board
(FASB) new
standard on Accounting for Income Taxes (FAS 109). The accompanying financial statements reflects this new accounting. The Company did not restate prior periods.

   The standard requires the use of the liability method of accounting. Under this method, the existing deferred tax accounts on the accompanying balance sheet have been adjusted to reflect the effect of currently enacted tax rates applicable to the years in which these taxes will become payable.
Also, the
accounts have been adjusted to reflect the cumulative timing differences for which deferred taxes had not been previously recorded.

   Consistent with regulatory precedent, the related adjustments to the deferred tax accounts will be recovered from or returned to ratepayers in future periods. As a result, the adoption of FAS 109 has not had an impact on current earnings and is not expected to impact future earnings.
The Company
has recorded a net regulatory asset of $3.6 million upon adoption of FAS 109.



















                                    PAGE I-8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


     The Registrant's current operating revenues and operating margin have increased, while net income decreased over the comparable periods presented, as shown in the table below:


                         THREE MONTHS        TWELVE MONTHS
                       1993       1992      1993       1992
                                (thousands of dollars)

Operating revenues     $62,055 $60,574     $207,533 $195,247
                       ======= =======     ======== ========

Operating margin       $23,686 $23,563     $ 81,498 $ 80,153
                       ======= =======     ======== ========

Net income applicable  $ 3,625 $ 4,065     $  5,959 $  6,817
  to common stock      ======= =======     ======== ========


     Factors having a direct impact on these results were:

     Rate Design: The Rhode Island Public Utilities Commission (RIPUC) in 1993 approved the Registrant's request to adopt a declining block rate structure.
This structure allows the Registrant to recover more fixed costs from rates immediately when a customer begins buying natural gas. Also, the structure will help balance customer bills during the year and will help protect the
Registrant and the customers during periods of extreme weather conditions.
This results in a stabilization of earnings from year to year. For accounting and gas costs recovery purposes, the Registrant will record the embedded cost of gas using seasonal gas factors; $4.36 per Mcf in the heating season (October through March) and $2.77 per Mcf in the non-heating season (April through
September). The effect of the seasonal gas cost accounting will be that the quarterly operating margin will decrease in the heating season and increase in the non-heating season when compared to the previous method.
Annual earnings,
however, should not be affected by this rate design change.

     Another attribute of the new rate design structure, as compared to the previous method, is a higher customer charge. The average monthly customer charge has been increased to recognize that a substantial portion of the
Registrant's costs are relatively fixed and must be recovered from customers even when gas consumption is less than expected. The Registrant's volumetric charge has decreased in order to offset the increased customer charge.

                                    PAGE I-9


     Degree Days: The following table illustrates the change in degree days
(weather) during the quarter and twelve month periods this year versus last year.

                     1993      1992       Change      % Change

    Three months    1,998      2,007        (9)          (.5)
    Twelve months   5,709      5,769       (60)         (1.0)

     The net increase in the average number of customers for the latest quarter and twelve month periods was approximately 2,100 and 1,400, respectively.
Although the actual increase for new customers exceeded one percent for both the current quarter and twelve month period, this was offset by a greater than normal number of shut-offs for non-payments and housing vacancies during 1992.
The increase in customers was the result of new housing construction and conversions from other energy sources.

     As a result of stable temperatures experienced during the latest quarter and twelve month periods (as compared to the prior period), residential sales
(which provide the Registrant with its greatest source of sales) increased 20 million cubic feet (MMcf) or .6 percent and 230 MMcf or 1.7 percent, respectively.

     Non-firm sales for the current three and twelve month periods decreased
200 MMcf or 15.3 percent and 2,714 MMcf or 40.3 percent, respectively. Non-firm revenues have decreased $400,000 or 11.5 percent and $1.1 million or 9.1 percent for the current three and twelve month periods, respectively, as compared to last year. The decrease in non-firm sales for the current quarter and twelve month periods reflects the expiration of a short-term contract in
November 1992 with a cogeneration customer that was located outside of the
Registrant's service territory. However, this did not have a material impact on the Registrant's results of operation due to the Registrant's 1992 non-firm margin sharing agreement.

     Firm revenues were $58.7 million for the latest quarter, an increase of
$2.0 million or 3.5 percent over the same period last year. For the current twelve month period, firm revenues have increased by $13.3 million or 7.3 percent. The increases are the result of higher gas costs (passed on to customers through the Cost of Gas Adjustment Clause (CGA), additional customers and rate increases implemented in November 1993. For additional information on the rate case awards, please refer to the discussion of liquidity and capital resources below.

     Overall, other operation and maintenance expenses have increased during the current periods presented. The increase for the current quarter was
$930,000 or 9.1 percent while the twelve month increase was $890,000 or 2.1 percent. The increases during the current quarter and twelve month periods were the result of normal wage increases granted due to negotiated union contract terms and employee merit raises. Also, due to the adoption of the

                                    PAGE I-10

Federal Energy Regulatory Commission's release of Order 636 and the
Financial
Accounting Standards Board (FASB) Standard No. 106, relative to post-retirement benefits, operating expenses have further increased in an effort to comply with these regulations.

     Taxes have increased by $850,000 or 5.6 percent for the current twelve month period. This was the result of an increase in state gross receipts tax due to higher revenues recorded during the current period.

     Interest expenses for the latest three and twelve months periods have decreased $190,000 or 12.4 percent and $160,000 or 2.4 percent, respectively.
A decline in short-term interest rates coupled with a decline in weighted average borrowings caused a decrease in short-term interest expense.
Conversely, interest expenses on long-term debt increased during the current twelve month period due to the issuance of First Mortgage Bonds, Series O,P &
Q. Offsetting the increase were sinking fund payments and the premature retirement of First Mortgage Bonds, Series L and Senior Debentures Series II.

LIQUIDITY AND CAPITAL RESOURCES

     On October 14, 1993, ProvGas received approval from the Rhode
Island
Public Utilities Commission (RIPUC) to implement a new rate design, effective
November 14, 1993, that will help promote economic development and reduce the
Registrant's earnings sensitivity to weather. In addition to the improved stability in earnings, the new rates are designed to increase annual operating margin by approximately $700,000. Other components of the rate award included an allowed return on equity of 11.2 percent.

     In November 1993, the Registrant received the proceeds of $16 million related to an issuance of First Mortgage Bonds, Series Q (5.62%). The net proceeds received from the issuance was used to pay down short-term debt. In turn, the short-term debt was used to call long-term debt bearing a high interest rate. The previous issuances called were First Mortgage Bonds, Series
L (8.85%) and the Series II Senior Debentures (8.50%). The net result of the issuance will generate interest expense savings to the Registrant of approximately $300,000, net of tax.

     In June 1993, the Registrant's parent company (Providence
Energy
Corporation) priced its public offering of 850,000 share of common stock at $19 per common share. The net proceeds of $15.3 million, along with an additional
$1.1 million, totalling $16.4 million, were contributed as capital to the
Registrant. The Registrant used the equity for repayment of short-term debt incurred to finance the Registrants' capital expenditures.

     In November 1992, ProvGas issued $25 million of First Mortgage
Bonds.
These First Mortgage Bonds, which consisted of $12.5 million
(8.09%) designated
as Series O and $12.5 million (8.09%) designated as Series P, will mature in
September 2022. The net proceeds provided by this issuance were used to paydown short-term debt.

                                    PAGE I-11

     The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. For example, during the latest quarter, the Registrant's accounts receivable and unbilled revenues have increased $23 million. These fluctuations are the result of higher monthly sales during the current winter months and a moratorium on residential shut-offs during the heating season. Because of these increases, which negatively impact cash flow, the Registrant must borrow to maintain an appropriate level of liquidity.

     Capital expenditures for the latest quarter were $4.2 million as compared to $3.7 million last year. The increase was the result of adding new and replacement mains, services and meters. Forecasted capital expenditures for the next three years will total approximately $50-$60 million related mostly to main, services and meters.



































                                    PAGE I-12




                   THE PROVIDENCE GAS COMPANY


PART II.  OTHER INFORMATION

Item 6 (b).  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.




It is the opinion of management that the financial information contained in this report reflects all adjustments necessary to a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Company's gas operations. All accounting policies and practices have been applied in a manner consistent with prior periods.





                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          The Providence Gas Company
                          (Registrant)



                          BY:/s/  Gary S. Gillheeney
                             GARY S. GILLHEENEY
                             Vice President, Financial and
                             Information Services and
                             Treasurer


Date:  February 14, 1994


                           PAGE II - 1

                   THE PROVIDENCE GAS COMPANY

PART II.  OTHER INFORMATION


Item 6 (b).  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.



It is the opinion of management that the financial information contained in this report reflects all adjustments necessary to a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Company's gas operations. All accounting policies and practices have been applied in a manner consistent with prior periods.






                            SIGNATURE

Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly author-ized.

                        The Providence Gas Company
                        (Registrant)



                        BY:
                           GARY S. GILLHEENEY
                           Vice President, Financial and
                           Information Services and
                           Treasurer



Date:  February 14, 1994


                           PAGE II - 1