Form 10-Q
period 1994-06-30
PROVIDENCE GAS CO
filed 1994-08-12
CIK 80812

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1994

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number                       0-1160

                          THE PROVIDENCE GAS COMPANY
             (Exact name of registrant as specified in its charter)

             Rhode Island                              05-0203650
(State or other jurisdiction of incorporation       (I.R.S. Employer
              or organization)                     Identification No.)

         100 Weybosset Street, Providence, Rhode Island 02903
                    (Address of principal executive offices)
                                   (Zip Code)

                           (401) 272-5040
               Registrant's telephone number, including area code

(Former name,former address and former fiscal year,if changed since last report)

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No    .

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $1.00 par value; 1,243,598 shares outstanding at August 12, 1994.
















                           THE PROVIDENCE GAS COMPANY
                                    FORM 10-Q

                                  JUNE 30, 1994




PART I:     FINANCIAL INFORMATION                                     PAGE


Item 1:     Financial Statements

            Consolidated Statements of Income for the
            three, nine and twelve months ended
            June 30, 1994 and June 30, 1993                            I-1

            Consolidated Balance Sheets as of June 30, 1994,
            June 30, 1993 and September 30, 1993                       I-2

            Consolidated Statements of Cash Flows
            for the nine months ended June 30, 1994
            and June 30, 1993                                          I-3

            Consolidated Statements of Capitalization
            as of June 30, 1994, June 30, 1993
            and September 30, 1993                                     I-4

            Notes to Consolidated Financial Statements                 I-5

Item 2:     Management's Discussion and Analysis of
            Financial Condition and Results of Operations              I-8


PART II:    OTHER INFORMATION


Item 6:     Exhibits and Reports on Form 8-K                          II-1

            Signature                                                 II-2

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           THE PROVIDENCE GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE PERIODS ENDED JUNE 30
                                   (Unaudited)

                      THREE MONTHS          NINE MONTHS      TWELVE MONTHS
                      1994      1993      1994      1993   1994       1993
                                  (Thousands, except per share amounts)

Operating revenues  $ 41,917  $ 37,642  $185,785  $173,154 $218,745  $201,384
Cost of gas sold     25,612    23,704    114,262   102,359  136,581   120,318

  Operating margin   16,305    13,938     71,523    70,795   82,164    81,066

Operating expenses:
  Other operation    10,171     9,708      33,602    30,271   42,849    39,738
  Maintenance           978       962       2,900     2,583    3,804     3,441
  Depreciation and
    amortization      2,324     2,231       6,971     6,700    9,183     8,722
  Taxes -
    State gross
      receipts        1,166     1,021       5,360     4,785    6,327     5,224
    Local property and
      other           1,670     1,805       5,005     5,231    6,489     6,626
    Federal income     (556)   (1,145)      4,432     5,438    2,501     3,624

Total operating
  expenses           15,753    14,582      58,270    55,008   71,153    67,375

Operating income
  (loss)                552      (644)     13,253    15,787   11,011    13,691

Nonutility income, net  118       146         559        79      576      530

Income (loss)
  before interest
    expense             670      (498)     13,812    15,866   11,587   14,221

Interest expense:
  Long-term debt       1,277     1,383      3,687     3,890    4,967     4,840
  Other                 334       335         966     1,217    1,204     1,795
  Interest capitalized  (26)      (18)        (79)      (57)    (101)      (99)
                      1,585     1,700       4,574     5,050    6,070     6,536

Net income (loss)      (915)   (2,198)      9,238    10,816    5,517     7,685

Dividends on preferred
 stock                 (174)     (174)       (522)     (522)    (696)     (696)

Net income (loss) applicable
  to common stock  $ (1,089) $ (2,372)   $  8,716  $ 10,294  $  4,821  $  6,989
                   ========  ========    ========  ========    ======== ========

Earnings (loss) per
  common share     $   (.88) $  (1.91)   $   7.01  $   8.28  $   3.88  $ 5.62
                   ========  ========    ========  ========    ======== ========

Dividends paid per
  common share     $    .92  $    .89    $   2.70  $   2.67  $   3.59  $  3.56
                   ========  ========    ========  ========    ======== ========
                                    PAGE I-1
Weighted average common shares
  outstanding       1,243.6   1,243.6     1,243.6   1,243.6     1,243.6  1,243.6
                   ========  ========    ========  ========    ======== ========
























































                                   PAGE I-1(a)

                          THE PROVIDENCE GAS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (Thousands)

                                                      (Unaudited)
                                       June 30,      June 30,  September 30,
                                        1994          1993         1993
ASSETS
Gas plant, at original cost            $223,964   $210,533       $213,218
  Less - Accumulated depreciation and
    utility plant acquisition adjustment 77,658     69,783         71,289
                                                   146,306        140,750
141,929
Current assets:
  Cash and temporary cash investments     1,265        887            597
  Accounts receivable and unbilled revenue, less
    allowance of $4,915 at 6/30/94, $4,194 at
    6/30/93 and $2,354 at 9/30/93        30,598     27,217         19,727
  Deferred gas costs                     10,300         -          16,369
  Inventories, at average cost -
    Liquefied natural gas, propane and under-
     ground storage                       8,373      5,347         11,363
    Materials and supplies                2,443      1,678          1,763
  Deferred capacity charges                   -        323              -
  Prepaid and refundable taxes            4,198      5,351          6,169
  Prepayments                               583      1,360            837
                                         57,760                    42,163
56,825
Deferred charges and other assets        14,207     11,079         12,657

    Total assets                       $218,273   $193,992       $211,411
                                       ========   ========       ========
CAPITALIZATION AND LIABILITIES

Capitalization:                        $138,342   $137,564       $135,024

Current liabilities:
  Notes payable                          15,200      8,000         20,800
  Current portion of long-term debt       2,080      1,861            466
  Accounts payable                       20,844      8,116         18,463
  Accrued taxes                           7,205      8,535          7,356
  Accrued vacation                        1,987      1,932          1,664
  Customer deposits                       3,485      2,850          2,895
  Refundable gas costs                      730        846              -
  Other                                   3,182      3,508          2,955
                                         54,713     35,648         54,599
Deferred credits and reserves:
  Accumulated deferred Federal income
     taxes                               14,577     12,934        13,423
  Unamortized investment tax credits      2,865      3,023         2,984
  Other                                   7,776      4,823         5,381
                                         25,218     20,780        21,788
    Total capitalization and
      liabilities                      $218,273   $193,992       $211,411
                                       ========   ========       ========




                          THE PROVIDENCE GAS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JUNE 30
                                  (Unaudited)

                                                 1994          1993
                                                    (Thousands)
Cash provided by (used for)
Operations:
   Net income                          $  9,238      $ 10,816
   Items not requiring cash-
     Depreciation and amortization        6,953      6,816
     Deferred Federal income taxes          594       (174)
     Amortization of investment tax credits(119)      (117)
     Change in assets and liabilities
       which provided (used) cash:
       Accounts receivable              (10,871)    (9,511)
       Deferred gas costs                10,499       (921)
       Inventories                        2,310      2,017
       Deferred capacity charges              -      1,020
       Prepaid and refundable taxes         952      1,114
       Prepayments                          254       (181)
       Accounts payable                  (1,319)    (2,089)
       Accrued taxes                      1,832      1,353
       Accrued vacation, customer deposits
         & other                          1,140      1,327
       Net cash provided by operations   21,463     11,470

Investment Activities:
  Expenditures for property, plant and
     equipment                          (11,241)    (9,476)
  Deferred charges and other                272       (316)
      Total                             (10,969)    (9,792)

Financing Activities:
  Equity infusion                             -     16,500
  Issuance of mortgage bonds             16,000          -
  Payments on long-term debt               (347)    (1,260)
  (Decrease) in notes payable           (21,600)   (12,410)
  Cash dividends on preferred stock        (522)      (522)
  Cash dividends on common stock         (3,357)    (3,320)
     Total                               (9,826)    (1,012)
Increase in cash & temporary cash
  investments                               668        666
Cash and cash equivalents at beginning
  of year                                   597        221
Cash and cash equivalents at end
  of period                            $  1,265   $    887
                                       ========   ========
Supplemental disclosures of cash flow information:
  Cash paid year-to-date for -
    Interest (net of amount capitalized)$  4,089  $  4,785
    Income taxes (net of refunds)       $  2,300  $  2,300

                          THE PROVIDENCE GAS COMPANY
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                  (THOUSANDS)

                                                      (Unaudited)
                                         June 30,       June 30, September 30,
                                          1994           1993       1993


Common stock equity:
  Common stock, $1 par
    Authorized - 2,500 shares
    Outstanding - 1,244 at 6/30/94, 6/30/93
                  and 9/30/93        $   1,244  $   1,244        $   1,244
  Amount paid in excess of par          36,372     36,452           36,452
  Retained earnings                     32,524     32,167           27,165
Total common stock equity               70,140     69,863           64,861

Cumulative preferred stock:

  Redeemable 8.70% Series, $100 par
  Authorized - 80 shares
  Outstanding - 80 shares at 6/30/94,
    6/30/93 and 9/30/93                  8,000      8,000            8,000

Long-term debt:

  First mortgage bonds                  61,000     52,300           61,000
  Senior debentures                          -      7,520                -
  Capital leases                         1,282      1,742            1,629

Total long-term debt                    62,282     61,562           62,629

Less:  current portion                   2,080      1,861              466

Long-term debt, net                     60,202     59,701           62,163

Total capitalization                 $ 138,342  $ 137,564        $ 135,024
                                     =========  =========        =========








                        THE PROVIDENCE GAS COMPANY
                Notes to Consolidated Financial Statements



Accounting Policies

     It is the Registrant's opinion that the consolidated financial information contained in this report reflects all normal, recurring adjustments necessary to provide a fair statement of the results for the periods reported; however, such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Registrant's operations. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein when read with the annual report for 1993 filed on Form 10-K are adequate to make the information presented not misleading.

Reclassification

     Certain amounts included in prior year balance sheets and income statements have been reclassified for consistent presentation with the current period.

Environmental Matters

     Federal, state, and local laws and regulations establishing standards and requirements for the protection of the environment have increased both in number and in scope within recent years. The Registrant cannot predict the future impact of such standards and requirements which are subject to change and can take effect retroactively. The Registrant continues to monitor the status of these laws and regulations. Such monitoring involves the review of past and current operations and properties. To the best of its knowledge, subject to the following paragraph, the Registrant believes it is in substantial compliance with such laws and regulations. However, should future costs be incurred, the Registrant anticipates recovery from third parties or through its rate filings.

     In January 1990, the Registrant received notice from the Massachusetts Department of Environmental Protection that it is one of several "potentially responsible parties" under the Massachusetts Oil and Hazardous Material Release Prevention Act of 1983 as amended. This will require the Registrant to share in the clean-up costs, if any, at a waste disposal site in Massachusetts. While no preliminary estimates of costs are currently available, the Registrant's degree of responsibility is believed to be minimal.

     Management anticipates requesting rate relief for all costs related to the environmental matters and believes that the ultimate resolution of these matters will not have a materially adverse effect on the Registrant's results of operations and financial condition.












Gas Supply Restructuring

     Through Order 636 and other orders, the Federal Energy Regulatory Commission ("FERC") required pipelines to unbundle pipeline services. The Registrant has participated in the various restructuring proceedings at the FERC and has new pipeline transportation and storage contracts in place to serve all firm requirements. At the same time, a number of contracts with gas suppliers have been negotiated and additional contracts will be negotiated before November 1, 1994. The portfolio of supply contracts is designed to be market responsive and is diversified with respect to contract lengths, source location and
other contract terms.   The pipeline and supply contracts in place
during the 1993-94 winter enabled the Registrant to successfully meet its customers needs during the unusually cold winter months.

     Based upon current information, the Registrant anticipates transition costs to total between $16 million and $19 million. The Registrant will recover $5.9 million by September 1994, through its Cost of Gas Adjustments Clause ("CGA"). At the appropriate time, full recovery of remaining transition costs will be pursued by the Registrant through the regulatory process.

     FERC has approved settlements with two of the Registrant's four pipelines, which account for the bulk of the transition costs. Under one of the settlements, a significant portion of the gas supply realignment costs have been shifted to a commodity surcharge, significantly reducing the impact on gas costs and enabling the Registrant to avoid a portion of these costs by utilizing other suppliers. Negotiations are continuing on two additional pipelines, but recent developments have considerably reduced the uncertainty previously disclosed. As a result, the Registrant has decreased the range for potential transition costs accordingly.

Properties

     The Registrant owns certain properties that are located in Providence, Rhode Island adjacent to the Providence River. These properties, along with much of downtown Providence, appear to have been the result of the filling of lands formerly flowed by tidal waters.
The extent to which the Registrant's properties consist of such land cannot be established with precision, but they most likely include its main distribution center and the land on which is situated an Algonquin Gas Transmission Co. LNG storage tank.

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

     To date, the Registrant and three other plaintiffs have jointly filed with the State of Rhode Island, a declatory judgement seeking the Rhode Island Supreme Court to clarify the legal issues pertaining to the ownership of such filled tidal lands. Although the Rhode Island Supreme Court has not clarified its opinion and the Rhode Island Legislature has taken no meaningful action to resolve the problem, management believes no action will be taken by the state which will interfere in any material way with the Registrant's ability to conduct its normal course of operations or impact its financial condition.

Legal Matters

     The Registrant is involved in legal and administrative proceedings in the normal course of business, including certain proceedings in which claims against it have been or may be made. In total, these proceedings may be material. However, management believes, after review of insurance coverage and consultation with legal counsel, that the ultimate resolution of the legal proceedings to which it is or can at the present time be reasonably expected to be a party, will not have a materially adverse effect on the Registrant's results of operations or financial condition.

Financial Accounting Standard No. 106

     The Registrant has adopted the Financial Accounting Standard Boards ("FASB") Financial Accounting Standard No. 106. Complete footnote disclosure is provided in the Registrant's December 31, 1993 Form 10-Q.

Financial Accounting Standard No. 109

     The Registrant has adopted the FASB's new standard on Accounting for Income Taxes
(FAS 109) beginning fiscal 1994. The accompanying consolidated financial statements reflect this new accounting. The Registrant did not restate prior periods.

     The standard requires the use of the liability method of accounting. Under this method, the existing deferred tax accounts on the accompanying consolidated balance sheet have been adjusted to reflect the effect of currently enacted tax rates applicable to the years in which these taxes will become payable. Also, the accounts have been adjusted to reflect the cumulative timing differences for which deferred taxes had not been previously recorded.

     Consistent with regulatory precedent, the related adjustments to the deferred tax accounts will be recovered from or returned to ratepayers in future periods. As a result, the adoption of FAS 109 has not had an impact on current earnings and is not expected to impact future earnings. The Registrant has recorded a net regulatory asset of approximately $100,000 upon adoption of FAS 109.

Restructuring Initiative

     In June 1994, the Registrant, following a six month study of its major processes, realigned its personnel to meet the existing and future challenges associated with an increasingly competitive energy market place. The intent of the restructuring was to significantly improve the Registrant's customer services, lower operating costs and increase
operating efficiencies.   Approximately 30 people were separated from
the Registrant, while approximately 18 new employees will be hired throughout the upcoming year to fill newly defined positions. The employees eventually hired for these new positions will bring skill, expertise and experiences to the Registrant not previously available within its workforce.

     The direct cost of this realignment is estimated to be about $1 million, net of tax. A significant portion of this $1 million is severance pay and related benefits for personnel who were separated prior to June 30, 1994. The Registrant anticipates paying all amounts accrued within the next twelve months. The Registrant has discussed the reorganization with the Rhode Island Public Utilities Commission ("RIPUC") and based on prior RIPUC allowance of similar costs, the Registrant has deferred these costs in anticipation of recovery in its next rate case. Overall, the anticipated annual savings from the realignment is expected to be approximately $500,000.







ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As shown in the table below, the Registrant's current operating revenues and operating margin have increased over the comparable fiscal periods last year. Net income has increased for the current quarter, while decreasing for the current nine and twelve month periods versus the respective periods last year.


                   THREE MONTHS         NINE MONTHS        TWELVE MONTHS
                   1994   1993          1993   1993        1994     1993
(000's)

Operating revenues $41,917  $37,642    $185,785  $173,154  $218,745 $201,384
                   ================    ==================  ==================

Operating margin   $16,305  $13,938    $ 71,523  $ 70,795  $ 82,164 $ 81,066
                   ================    ==================  ==================

Net income (loss)
applicable to      $(1,089) $(2,372)   $  8,716   $10,294  $  4,821 $  6,989
common stock       ================    ==================  ==================

Revenues:

     Rate Design: The Rhode Island Public Utilities Commission (RIPUC) during fiscal 1993 approved the Registrant's request to adopt a declining block rate structure. This structure allows the Registrant to recover more fixed costs through rates immediately when a customer begins buying natural gas. Also, the structure will help balance customer bills during the year and will protect the Registrant and its customers during periods of extreme weather conditions. This results in a stabilization of earnings from year to year. For accounting and gas cost recovery purposes, the Registrant will record the embedded cost of gas using seasonal gas cost factors: $4.36 per Mcf in the heating season (October through March) and $2.77 per Mcf in the non-heating season (April through September). The ultimate effect of the seasonal gas cost accounting will be that quarterly operating margin will decrease in the heating season and increase in the non-heating season when compared to
the previous method.   Annual earnings, however, should not be affected
by this rate design.

    Another significant attribute of the new rate design structure as compared to the previous method is a higher customer charge. The average monthly customer charge has been increased to recognize that a substantial portion of the Registrant's costs are relatively fixed and should be recovered from customers even when gas consumption is less than expected. The Registrant's volumetric charge has decreased in order to off-set the increased customer charge.

    As demonstrated in the above table, the Registrant's operating margin has increased as compared to the comparable periods last year reflecting the change in rate design. The increase in margin for the quarter, as compared to last year, was $2.0 million. This rate design change is expected to continue to increase margin in the upcoming fourth quarter as compared to the prior year. The Registrant anticipates this increase in margin to be approximately $2.5 million.

     Degree Days: The following table illustrates the change in degree days (weather) during the three, nine and twelve month periods this year versus last year.



                        1994       1993       Change       % Change

Three months              680        603          77          12.8
Nine months             5,879      5,615         264           4.7
Twelve months           6,007      5,730         277           4.8

     As a result of the colder temperatures experienced during the latest nine and twelve month periods, residential sales, which provide the Registrant with its greatest source of sales, increased 373 million cubic feet (MMcf) or 3.1 percent and 325 MMcf or 2.4 percent, respectively. Three month residential sales were flat in contrast to the above temperatures experienced. This was due to warmer temperatures experienced in a high sales month (April) and colder temperatures experienced in a low sales month (May).

     Customers: The net increase in the average monthly number of customers for the latest three, nine and twelve month periods was approximately 2,300, 2,200 and 2,000, respectively. The modest increases were the result of new housing construction and conversions from other energy sources offset by shut-offs for non-payments and housing vacancies due to the stagnant economy.

     Firm revenues were $38.9 million during the latest quarter, up $4.2 million or 12.1 percent over the comparable period last year. For the current nine and twelve month periods, firm revenues increased $10.5 million or 6.4 percent and $15.7 million or 8.4 percent, respectively. These increases were the result of higher gas costs passed on to customers through the Cost of Gas Adjustment Clause (CGA), rate design and rate increase implemented in November 1993 and additional customers. For additional information on the rate case awards, please refer to the discussion of liquidity and capital resources below.

Expenses:

     Overall, other operation and maintenance (O&M) expenses have increased during the current periods presented. The increase for the quarter was $480,000 or 4.5 percent. Reasons for the above increase include additional uncollectible expenses due to a stagnant, but slowly improving, local economy, compliance with Financial Accounting Standard No. 106 relative to post retirement expenses offset by a decrease in labor costs as a result of fewer personnel, prior to the Registrant's realignment.

     O&M expenses have increased $3.6 million or 11.1 percent for the latest nine months period while increasing $3.5 million or 8 percent for the current twelve month period. The explanation for the above quarterly increase is applicable here but also include additional consultant expenses required to meet the challenges of FERC Order 636 and additional maintenance and related expenses as a result of a colder than normal heating season. A significant amount of these increased expenses were considered in the Registrant's recent rate award.

     The increases discussed above in the Registrant's O&M expenses are expected to be "one-time" expenses associated with compliance of FAS 106 and FERC Order 636 as well as colder than normal weather. The Registrant's "core" spending, excluding the impact of the above increases, would have experienced only a modest increase as compared to last year for all the periods presented. In addition, earnings for the upcoming fourth quarter, and future periods, are estimated to be favorably impacted by a decrease in O&M expenses as a result of the reorganization in late June and other cost improvements initiated by the Registrant.

     Taxes for the quarter have increased $600,000 over the comparable period last year due to higher pretax income (relative to the change in rate design) and higher gross receipts tax due to higher operating revenues. Taxes have decreased $600,000 and $150,000 for the current nine and twelve month periods, respectively. The decrease in taxes was the result of lower pretax income (relative to the change in rate design) subject to Federal income tax offset by an increase in state gross receipts tax due to higher operating revenues.

     Interest expenses for the latest three, nine and twelve month periods decreased $115,000 or 6.8 percent, $476,000 or 9.4 percent and $466,000 or 7.1 percent, respectively. A small increase in short-term interest rates offset by a decline in weighted average borrowings caused a decrease in short-term interest expenses for the current periods presented. Long-term interest expenses decreased during the current three and nine month periods as a result of the refinancing of higher cost debt and sinking fund payments.

LIQUIDITY AND CAPITAL RESOURCES

     On October 14, 1993, the Registrant received approval from the Rhode Island Public Utilities Commission (RIPUC) to implement a new rate design, effective November 14, 1993, which is expected to help promote economic development and reduce the Registrant's earnings sensitivity to weather. In addition to the improved stability in earnings, the new rates are designed to increase annual operating margin by approximately $700,000. Other components of the rate award included an allowed return on equity of 11.2 percent.

     In November 1993, the Registrant received proceeds of $16 million related to an issuance of First Mortgage Bonds, Series Q (5.62%). The net proceeds received from the issuance were used to pay down short-term debt. Short-term debt was used earlier to call long-term debt bearing a higher interest rate. The previous issuances called were First Mortgage Bonds, Series L (8.85%) and the Series 2 Senior Debentures (8.50%).
This issuance will generate annual savings to the Registrant of approximately $300,000, net of tax.

     In late June 1993, the Registrant's parent, Providence Energy Corporation, priced its public offering of 850,000 shares of common stock at $19 per common share. The net proceeds of $15.3 million, along with an additional $1.1 million of available cash, totalling $16.4 million, were contributed as capital to the Registrant. The Registrant used the equity for repayment of short-term debt incurred to finance the Registrant's capital expenditures.

     In November 1992, the Registrant issued $25 million of First
Mortgage Bonds. These bonds, which consisted of $12.5 million (8.46%) designated as Series O and $12.5 million (8.09%) designated as Series P, will mature in September 2022. The Series P issuance is subject to an annual mandatory redemption provision in the amount of $625,000 beginning in fiscal year 2003. The net proceeds provided by this issuance were used to paydown short-term debt.

     The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. For example, the accounts receivable balance has increased from $16.9 million as of September 1993 to a peak of $53.0 million as of March 1994, then declining to its present level of $30.6 million. These fluctuations are the result of higher monthly sales and a moratorium on residential shut-offs during the current winter months. Because of these increases, which cause a negative impact on cash flow, the Registrant must borrow to maintain an appropriate level of liquidity.


     Capital expenditures for the latest nine month period were $11.2 million as compared to $9.5 million last year. Anticipated capital expenditures for the next three years are expected to total between approximately $45 million and $55 million. These expenditures will be related mostly to construction activity and technology.
















































                                PAGE I-11
PART II:  OTHER INFORMATION

Item 6(a) Exhibits


   The following exhibits are referenced as part of this report:

   4.1 Fourteenth, Fifteenth and Sixteenth Supplemental Indentures of The Providence Gas Company dated as of August 1, 1988, June 1, 1990 and November 1, 1992, respectively (Incorporated by reference to Exhibit 4 to the report of the Registrant to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1993).

   4.2 Seventeenth Supplemental Indenture of The Providence Gas Company dated as of November 1, 1993. (Incorporated by reference to Exhibit 4.5 to the Report of the Registrant to the Securities and Exchange Commission on Form 10-K for the year ended
          September 30, 1993.)

   10.1 Material contracts filed as Exhibit 10.A through 10.I of the Registrant (Incorporated by reference in the report of the Registrant to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1993.)

   10.2 Employment agreement dated August 20, 1990 between James H. Dodge, President of The Providence Gas Company, and the said Company. (Filed as Exhibit 10.2 to the report of the Registrant in Form 10-K for the year ended September 30, 1992, incorporated herein by this reference.)

   10.3 Non-firm Margin Sharing Agreement. (Filed as Exhibit 10.3 to the report of the Registrant in Form 10-K for the year ended September 30, 1993, incorporated herein by this reference.)

   10.4 Employment agreement date April 1, 1992 between James DeMetro, Vice President, Energy Services of The Providence Gas Company, and the said Company. (Filed as Exhibit 10.4 to the report of the Registrant in Form 10-K for the year ended September 30, 1992, incorporated herein by this reference.)

   10.5 Employment agreement date August 15, 1991 between Robert W. Owens, Vice President, Treasurer and Chief Financial Officer of The Providence Gas Company. (Filed as Exhibit 10.5 to the report of the Registrant in Form 10-K for the year ended September 30, 1992 incorporated herein by this reference.)

   10.6 Employment agreement dated July 1, 1991 between William D. Mullin, Vice President, Operations of The Providence Gas Company, and the said Company. (Filed as Exhibit 10.7 to the report of the Registrant in Form 10-K for the year ended September 30, 1992, incorporated herein by this reference.)


Reports on Form 8-K

Item 6(b)

     No reports on Form 8-K were filed during the quarter for which this report is filed.





                                 PAGE II-1





                           THE PROVIDENCE GAS COMPANY



   It is the opinion of management that the financial infor-mation contained in this report reflects all adjustments neces-sary to a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Company's gas operations. All accounting policies and practices have been applied in a manner consistent with prior periods.







                                    SIGNATURE




   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               The Providence Gas Company
                               (Registrant)



                                BY:
                                   GARY S. GILLHEENEY
                                   Vice President, Financial
                                   and Information Services,
                                   Treasurer and Assistant Secretary

Date:  August 12, 1994



















                                   PAGE II - 2







                           THE PROVIDENCE GAS COMPANY




   It is the opinion of management that the financial infor-mation contained in this report reflects all adjustments neces-sary to a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Company's gas operations. All accounting policies and practices have been applied in a manner consistent with prior periods.







                                    SIGNATURE




   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               The Providence Gas Company
                               (Registrant)



                                BY:/s/  Gary S. Gillheeney
                                   GARY S. GILLHEENEY
                                  Vice President, Financial
                                   and Information Services,
                                   Treasurer and Assistant Secretary


Date:  August 12, 1994







                                   PAGE II - 2