Form 10-Q
period 1994-12-31
PROVIDENCE GAS CO
filed 1995-02-10
CIK 80812

FORM 10-Q

                                          SECURITIES AND EXCHANGE COMMISSION

                                                Washington, D. C. 20549


(Mark One)

{X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended              December 31, 1994

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Common Stock, $1.00 par value; 1,243,598 shares outstanding at February 10, 1995.



                                              THE PROVIDENCE GAS COMPANY

                                                       FORM 10-Q

                                                   DECEMBER 31, 1994



PART I:          FINANCIAL INFORMATION                            PAGE

Item 1 -         Financial Statements

                 Consolidated Statements of Income for the
                 three and twelve months ended
                 December 31, 1994 and 1993                        I-1

                 Consolidated Balance Sheets as of
                 December 31, 1994, December 31, 1993
                 and September 30, 1994                            I-2

                 Consolidated Statements of Cash Flows for the
                 three months ended December 31, 1994 and 1993     I-3

                 Consolidated Statements of Capitalization as of
                 December 31, 1994, December 31, 1993
                 and September 30, 1994                            I-4

                 Notes to Consolidated Financial Statements        I-5

Item 2 -         Management's Discussion and Analysis of
                 Financial Conditions and Results of Operations    I-7

PART II:         OTHER INFORMATION

Item 6 -         Exhibits, Reports on Form 8-K and Signature      II-1






                                                        PAGE i

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                                              THE PROVIDENCE GAS COMPANY
                                                 STATEMENTS OF INCOME
                                           FOR THE PERIODS ENDED DECEMBER 31
                                                      (Unaudited)


                                       THREE MONTHS       TWELVE MONTHS
                                       1994    1993       1994     1993
                                   (thousands, except per share amounts)

Operating revenues                $48,282   $62,055     $205,370   $207,533
Cost of gas sold                   25,692    38,369      120,638    126,035

  Operating margin                 22,590    23,686       84,732     81,498

Operating expenses:
  Other operation                   9,844    10,317       41,035     40,300
  Maintenance                         854       767        3,822      3,480
  Depreciation and amortization     2,485     2,321        9,509      8,987
  Taxes -
    State gross receipts            1,293     1,863        5,756      6,091
    Local property and other        1,596     1,588        6,095      6,680
    Federal income                  1,675     1,858        4,186      3,309

Total operating expenses           17,747    18,714       70,403     68,847

Operating income                    4,843     4,972       14,329     12,651

Other income, net                     149       194          364        357

Income before interest expense      4,992     5,166       14,693     13,008

Interest expense:
  Long-term debt                    1,283     1,118        5,152      5,170
  Other                               388       271        1,358      1,261
  Interest capitalized                (22)      (22)        (107)       (78)
                                    1,649     1,367        6,403      6,353

Net income                          3,343     3,799        8,290      6,655

Dividends on preferred stock         (174)     (174)        (696)      (696)

Net income applicable to
  common stock                    $ 3,169   $ 3,625     $  7,594   $  5,959
                                  =======   =======     ========   ========

Earnings per common share         $  2.55   $  2.91     $   6.11   $   4.79
                                  =======   =======     ========   ========

Dividends paid per common share   $   .92   $   .89     $   3.65   $   3.56
                                  =======   =======     ========   ========

Weighted average common shares
  outstanding                     1,243.6   1,243.6      1,243.6    1,243.6
                                  =======   =======     ========   ========



                                      PAGE I-1

                                              THE PROVIDENCE GAS COMPANY
                                                    BALANCE SHEETS
                                                      (Unaudited)
                                                      (Thousands)

                                      December 31,  December 31,  September 30,
                                           1994        1993           1994
ASSETS
Gas plant, at original cost              $235,129    $217,125     $230,926
  Less - Accumulated depreciation and
    utility plant acquisition adjustment   81,721      73,337       79,447
                                          153,408     143,788      151,479
Current assets:
  Cash and temporary cash investments       3,087       3,545          844
  Accounts receivable, less allowance of
    $2,353 at 12/31/94, $2,179 at 12/31/93
    and $2,923 at 9/30/94                  29,393      30,746       17,664
  Unbilled revenues                        11,264      12,016        2,877
  Deferred gas costs                        5,319      18,389       15,349
  Inventories, at average cost -
    Liquefied natural gas, propane and
     underground storage                   10,702       9,846       11,123
    Materials and supplies                  1,464       1,781        1,590
  Prepaid and refundable taxes              2,349       4,060        3,507
  Prepayments                                 844       1,011        1,458
                                           64,422      81,394       54,412
Deferred charges and other assets          15,148      16,440       15,286

    Total assets                         $232,978    $241,622     $221,177
                                         ========    ========     ========
CAPITALIZATION AND LIABILITIES

Capitalization:                          $138,222    $135,823     $137,919
Current liabilities:
  Notes payable                            32,600      35,000       24,700
  Current portion of long-term debt         2,091       2,071        2,085
  Accounts payable                         20,322      26,161       18,039
  Accrued taxes                             7,603       7,727        6,057
  Accrued vacation                          1,562       1,681        1,543
  Customer deposits                         3,562       3,157        3,520
  Other                                     2,750       3,303        2,779
                                           70,490      79,100       58,723
Deferred credits and reserves:
  Accumulated deferred Federal income
    taxes                                  15,272      18,312       15,065
  Unamortized investment tax credits        2,787       2,945        2,826
  Other                                     6,207       5,442        6,644
                                           24,266      26,699       24,535
 Total capitalization and liabilities    $232,978    $241,622     $221,177
                                         ========    ========     ========







                                                       PAGE I-2

                              THE PROVIDENCE GAS COMPANY
                               STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED DECEMBER 31
                                      (Unaudited)
                                                   1994           1993
                                                (Thousands of Dollars)
Cash provided by (used for)
Operations:
   Net income                                      $  3,343    $  3,799
   Items not requiring cash:
     Depreciation and amortization                    2,485       2,321
     Deferred Federal income taxes                      207         118
     Amortization of investment tax credits             (39)        (39)
     Changes in assets and liabilities
      which provided (used) cash:
       Accounts receivable                          (11,729)    (13,806)
       Unbilled revenues                             (8,387)     (9,229)
       Deferred gas costs                            10,030         580
       Inventories                                      547       1,499
       Prepaid and refundable taxes                   1,158       3,028
       Prepayments                                      614        (174)
       Accounts payable                               2,283       5,098
       Accrued taxes                                  1,546         637
       Accrued vacation, customer deposits
         and other                                       32         627
   Net cash provided by (used for) operations         2,090      (5,541)
Investment Activities:
   Expenditures for property, plant and
     equipment                                       (4,496)     (4,220)
   Deferred charges and other                          (214)        (96)
      Total                                          (4,710)     (4,316)
Financing Activities:
   Issuance of mortgage bonds                             -      16,000
   Payments on long-term debt                        (1,719)       (114)
   Increase (decrease) in notes payable, net          7,900      (1,800)
   Cash dividends on preferred stock                   (174)       (174)
   Cash dividends on common stock                    (1,144)     (1,107)
      Total                                           4,863      12,805
Increase in cash & temporary cash
   investments                                        2,243       2,948
Cash and cash equivalents at beginning
   of period                                            844         597
Cash and cash equivalents at end of period         $  3,087    $  3,545
                                                   ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the period-
    Interest (net of amount capitalized)            $ 1,182    $    911
    Income taxes (net of refunds)                   $   200    $     93




                                                       PAGE I-3
                                              THE PROVIDENCE GAS COMPANY
                                       CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                      (UNAUDITED)
                                                      (Thousands)


                                    December 31,  December 31,  September 30,
                                       1994           1993        1994


Common stock equity:

  Common stock, $1 par
    Authorized - 2,500 shares
    Outstanding - 1,244 as of 12/31/94,
                  12/31/93 and 9/30/94    $  1,244    $ 1,244    $  1,244
  Amount paid in excess of par              37,886     36,452      37,883
  Retained earnings                         32,739     29,683      30,714
Total common stock equity                   71,869     67,379      69,841

Cumulative preferred stock:

  Redeemable 8.70% Series, $100 par
  Authorized - 80 shares
  Outstanding - 80 shares as of
    12/31/94, 12/31/93 and 9/30/94           8,000      8,000       8,000

Long-term debt:

  First mortgage bonds                      59,400     61,000      61,000
  Capital leases                             1,044      1,515       1,163

Total long-term debt                        60,444     62,515      62,163

Less:  current portion                       2,091      2,071       2,085

Long-term debt, net                         58,353     60,444      60,078

Total capitalization                      $138,222  $ 135,823    $137,919
                                          ========  =========    ========











                                                       PAGE I-4
                              THE PROVIDENCE GAS COMPANY

                      Notes to Consolidated Financial Statements

Accounting Policies

     It is the Registrant's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to a fair statement of the results for the periods reported; however, such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Registrant's operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein when read with the annual report for 1994 filed on Form 10-K are adequate to make the information presented not misleading.

Reclassifications

     Certain prior period consolidated balance sheet amounts have been reclassified for consistent presentation with the current year.

Environmental Matters

     Federal, state and local laws and regulations establishing standards and requirements for protection of the environment have increased in number and in scope within recent years. The Registrant cannot predict the future impact of such standards and requirements which are subject to change and can take effect retroactively. The Registrant continues to monitor the status of these laws and regulations. Such monitoring involves the review of past and current operations and properties. To the best of its knowledge, subject to the following paragraph, the Registrant believes it is in substantial compliance with such laws and regulations. However, should future costs be incurred, relating to the items mentioned below, the Registrant anticipates recovery from third parties or through rates.
     The Registrant is aware of four sites at which it may incur costs for environmental investigation and clean-up. Based on current available information, however, the amount of costs, if any, related to these sites will not be material to the operation of the Registrant or its financial position.
     Management anticipates requesting rate relief for all costs related to the environmental matters and believes that the ultimate resolution of these matters will not have a materially adverse effect on the Registrant's results of operations and financial condition.

                                       PAGE I-5

Gas Supply Restructuring

     Federal Energy Regulatory Commission (FERC) Order 636 and other related orders (the Orders) have significantly changed the structure and types of services offered by pipeline transportation companies. The most significant components of the restructuring occurred in November 1993. In response to these changes, the Registrant has successfully negotiated new pipeline transportation and gas storage contracts.
     At the same time, a number of contracts with gas suppliers have been negotiated to complement the transportation and storage contracts. The portfolio of supply contracts is designed to be market responsive and is diversified with respect to contract lengths, source location, and other contract terms. On a periodic basis, the Registrant reviews all of its contracts to ensure a diverse, secure, flexible and economical supply portfolio is maintained.
     To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipeline's customers including the Registrant. Based upon current information, the Registrant anticipates its transition costs to total between $16 million and $19 million of which $8.3 million has been included in the Cost of Gas Adjustment (CGA) clause and is currently being collected from customers. The remaining minimum obligation of $7.7 million has been recorded in the accompanying consolidated balance sheet along with a regulatory asset anticipating future recovery through the CGA.
     The Registrant's ultimate liability may differ from the above estimates based on FERC settlements with the Registrant's pipeline transportation suppliers. FERC has approved settlements with two of its pipelines, which account for the bulk of its transition costs. Negotiations are continuing on the two additional pipelines, but recent developments have considerably reduced the uncertainty surrounding the two remaining pipelines. Therefore, the Registrant believes that its current range for transition costs is appropriate.













                                       PAGE I-6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the current quarter, the Registrant's current operating revenues, operating margin and net income have decreased over the comparable period presented, as shown in the table below:


(thousands where applicable)

                                                     PERCENT
                       1994       1993    VARIANCE   VARIANCE


Operating revenues     $48,282  $62,055  $(13,773)   (22.2)
                       =======  =======  ========  =======

Operating margin       $22,590  $23,686  $ (1,096)    (4.6)
                       =======  =======  ========  =======

Net income applicable
  to common stock      $ 3,169  $ 3,625  $   (456)   (12.6)
                       =======  =======  ========  =======

     Factors having a direct impact on these results were:

     During the latest quarter, the Registrant experienced unseasonably warm weather resulting in temperatures averaging 18.5 percent warmer than last year. This loss of heating load due to the warmer temperatures represents $2.5 million. The adverse impact of the warm weather was offset by approximately $1.0 million due to rate design changes that went into effect in November 1993. This makes the first quarter results incomparable to last year's first quarter results. This $1.0 million will reverse itself throughout the remainder of the fiscal year.

     Another factor having an impact on the quarterly results was the change in the Registrant's rate design that occurred in the
first quarter of fiscal 1994.   The Rhode Island Public Utilities
Commission (RIPUC) approved the Registrant's request for a declining block rate structure and an increased customer charge. This new rate structure not only allows the Registrant to recover fixed costs sooner but also protects the Registrant and its customers from extreme changes in weather conditions. Had the Registrant not had this type of rate structure, the effect of the current warm spell on the Registrant's operating margin would have been more severe.

     The net increase in the average number of customers for the latest period as compared to last year was approximately 1,200 or .8 percent. The modest increase was the result of new housing

                                       PAGE I-7

construction and conversions from other energy sources offset by shut-offs for non-payments and housing vacancies due to a stagnant economy.

     As a result of the warm temperatures experienced during the latest quarter offset by a slight increase in customers, residential sales, which provide the Registrant with its greater source of operating margin, decreased 515 million cubic feet (MMcf) or 15.3 percent.

     Overall, other operating and maintenance expenses decreased approximately $400,000 or 3.5 percent. The primary reasons for the decrease are attributable to a lower uncollectible revenue provision due to the decrease in operating revenues, a reduction in labor and related costs due to the restructuring initiative that occurred at the Registrant in June 1994 and the impact of new technologies and efficiency reviews as part of a continuous improvement program. The restructuring savings, however, will be somewhat mitigated once the Registrant's new positions have been filled. Offsetting the above was an increase in maintenance expense due to the timing of expenses associated with the Registrant's joint sealing program.

     Taxes for the current quarter versus last year decreased approximately $750,000 or 14 percent. The decrease in taxes, mainly Federal income and state gross receipts tax, was the result of lower pretax income and lower operating revenues, respectively.

     Interest expense increased approximately $300,000 or 20.6 percent. An increase in short-term interest rates offset by a slight decrease in weighted average short-term borrowings caused short-term interest expense to increase. Furthermore, long-term interest expense increased due to the issuance of First Mortgage Bonds, Series Q.

LIQUIDITY AND CAPITAL RESOURCES

     The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. For example, during the latest quarter, the Registrant's accounts receivable and unbilled revenue have increased $20.1 million. These fluctuations are the result of higher monthly sales during the latest quarter and a moratorium on residential shut-offs during the heating season. Because of these increases, which negatively impact cashflow, the Registrant must borrow to maintain an appropriate level of liquidity. Management believes its available financings are sufficient to meet these seasonal needs.

     The Registrant experienced a sharp increase in its net cash provided by operations during the latest quarter as compared to last year. The primary reason for the increase was due to the collection of gas costs from the undercollection that existed in 1994.

                                       PAGE I-8

     In November 1993, the Registrant received proceeds of $16 million related to an issuance of First Mortgage Bonds, Series Q (5.62%). The net proceeds received from the issuance were used to pay down short-term debt. Short-term debt was earlier used to call long-term debt bearing a higher interest rate. The previous issuances called were First Mortgage Bonds, Series L (8.85%) and the Series II Senior Debentures (8.50%). This issuance is expected to generate annual interest savings of approximately $300,000, net of tax.

     The Registrant anticipates filing a rate case with the RIPUC seeking a realignment of costs between rate classifications and a general annual revenue increase.

     The Registrant is currently reviewing its capitalization structure with the intent of possibly changing appropriate ratios.

     Capital expenditures for the latest quarter were $4.5 million as compared to $4.2 million last year. The increase in capital expenditures was for new and replacement mains, services, meters and electronic meter reading equipment. Anticipated capital expenditures for the next three years are expected to total between $45 million to $55 million.
                                       PAGE I-9

                              THE PROVIDENCE GAS COMPANY

PART II.  OTHER INFORMATION

Item 6(a). Exhibits

10.1 Employment agreements dated December 19, 1994 between all officers listed below. (All officers listed below have identical contracts.)


Schedule of Officers with Employment Agreements

                                                     Date of
Name                      Title                   Execution Date


James DeMetro         Vice President                12/19/94

James H. Dodge        Chairman, President           12/19/94
                      and Chief Executive
                      Officer

Gary S. Gillheeney    Vice President                12/19/94

Alycia L. Goody       Vice President,               12/19/94
                      General Counsel and
                      Secretary

William D. Mullin     Vice President                12/19/94

Robert W. Owens       Vice President                12/19/94

Bruce G. Wilde        Vice President                12/19/94















                                       PAGE II-1

                              THE PROVIDENCE GAS COMPANY


PART II.  OTHER INFORMATION

Item 6 (b).  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.




It is the opinion of management that the financial information contained in this report reflects all adjustments necessary to a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Registrant's gas operations. All accounting policies and practices have been applied in a manner consistent with prior periods.





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


Date:  February 10, 1995


                           PAGE II - 2

                              THE PROVIDENCE GAS COMPANY


PART II.  OTHER INFORMATION


Item 6 (b).  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.



It is the opinion of management that the financial information contained in this report reflects all adjustments necessary to a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Registrant's gas operations. All accounting policies and practices have been applied in a manner consistent with prior periods.






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

                        The Providence Gas Company
                        (Registrant)



                        BY:
                           GARY S. GILLHEENEY
                           Vice President, Financial and
                           Information Services, Treasurer
                           and Assistant Secretary



Date:  February 10, 1995



                                      PAGE II - 2

                                 EMPLOYMENT AGREEMENT

   This Employment Agreement is made this  19th  day of
      December        1994, by and between PROVIDENCE GAS COMPANY, a
Rhode Island corporation with principal offices at 100 Weybosset
Street, Providence, Rhode Island 02903 (the "Company") and    Name
of Officer   , of    Town of Residence    (the "Employee"), with
respect to the following facts:
   1. The Employee is currently employed by the Company as
  Title of Officer  ;  the Company has confidence in the managerial and other skills of the Employee and desires to continue the employment of the Employee on the terms and conditions hereinafter contained; and in order to encourage the full attention by the
Employee to his duties in his capacity aforesaid the Company wishes to make provision for certain protections for the Employee in the event of the termination of his employment under specified
conditions.
   2. The Employee is willing to continue to be employed by the
Company on such terms and conditions and with the benefit of   such
protections.
   NOW, THEREFORE, in consideration of the mutual promises
hereinafter contained, the parties hereto mutually agree as follows:
   1. Term of Agreement
   The Company hereby employs the Employee, and the Employee hereby accepts employment by the Company, for a term commencing with the date hereof and continuing indefinitely hereafter, subject to termination in accordance with the provisions of paragraphs 6, 7 and
8, below.
   2. Capacity and Responsibilities
   The Employee shall be employed by the Company in the capacity of
Title of Officer   of the Company, or in such other executive
capacities or positions as the board of directors of the Company may determine from time to time, with such duties and authority as customarily appertain to such office or other capacities or positions, and with such additional duties and authority as may be agreed upon by the Employee and the Company from time to time.
While in the employ of the Company, the Employee agrees to serve the Company faithfully and diligently and to use his best efforts to promote the interests of the Company.
   3. Compensation
   The Company agrees to compensate the Employee for his services rendered hereunder at a rate per annum which shall be commensurate with the Employee's office with the Company and shall be determined from time to time by the board of directors of the Company, which rate shall, however, in no case be less than the rate of
compensation being paid to the Employee at the time of execution of this Agreement or such higher rate as may be in effect for the
Employee from time to time during his employment by the Company.
Such compensation shall be payable in substantially equal monthly installments, in arrears, or in such other installments, not less often than monthly, as the board of directors of the Company may approve from time to time, subject to such withholdings and
deductions as may be required by law. For the purposes of this paragraph, the term "compensation" shall mean the Employee's base annual compensation as established by the board of directors and shall exclude (i) any incentive pay, bonuses or similar
compensation, (ii) the value of any fringe benefits, and (iii) contributions by the Company to or for the account of the Employee under the Voluntary Investment Plan of Providence Energy Corporation
or any other contributory plan of Providence Energy Corporation or of the Company in effect from time to time.
    4.Reimbursement for Expenses
   The Employee shall be reimbursed for such expenses as may be reasonably incurred in connection with the carrying out of the
Employee's duties hereunder, subject to the presentation of vouchers in such detail as the board of directors may require from time to time.
   5. Vacation; Fringe Benefits
   The Employee shall be entitled to the same vacation privileges and other fringe benefits as those enjoyed by other salaried employees of the Company generally, but subject to such variations as may be determined by the board of directors of the Company from time to time to reflect differences between the  compensation levels and terms of employment of the Employee and other salaried employees of
the Company.  In any case, such   vacation privileges and other
fringe benefits shall at no time be less favorable to the Employee than those currently enjoyed by  the Employee.
   6. Termination (Absent Change in Control)
   If there shall have been no Change in Control (as defined hereinafter), this Agreement and the employment of the Employee hereunder may be terminated as follows:
   (a) by the Employee, on not less than thirty (30) days' notice to the Company; or
   (b) by the Company, on not less than thirty (30) days' notice to the Employee; provided, that if the termination of the Employee's employment by the Company shall be without cause (as defined hereinafter), the Employee shall be entitled to the payment of an amount equal to the Employee's annual compensation (as defined in paragraph 3, above), as reportable to the Internal Revenue Service for federal income tax purposes, at the rate in effect immediately prior to such termination, such amount to be paid to the Employee in twelve (12) consecutive equal monthly installments on the last day of each month beginning with the month next following the month in which the termination is effective.  If and for as long as the
Employee is entitled to payments under this paragraph, the Company will continue to provide to the Employee, at the Company's expense, the health and medical insurance benefits being provided to the
Employee at the time of termination of his employment.
   7. Termination (After Change in Control)
   (a) If a Change in Control shall have occurred, this Agreement and the employment of the Employee hereunder may be terminated as follows:
   (i)  by the Employee, on not less than thirty (30) days' notice to the Company; or
   (ii)  by the Company, at any time on not less than thirty (30)
days' notice to the Employee,
provided that (A) if there shall have been a Change in Employment Conditions, as defined hereinafter, prior to the exercise by the
Employee of his termination rights referred to above, or (B) if the termination of the Employee's employment by the Company shall be without cause (as defined hereinafter), then in either case the
Employee shall be entitled to the payment of an amount equal to the sum of (i) the aggregate of his compensation (as defined in
paragraph 3, above) paid or payable with respect to the thirty-six months of employment next preceding the date of termination, as reportable to the Internal Revenue Service for federal income tax purposes, plus (ii) the aggregate of the amounts paid or payable under the Providence Energy Corporation Performance and Equity
Incentive Plan (or under such other incentive plan of the Company or of Providence Energy Corporation as may be in effect from time to time) for the three full fiscal years next preceding the date of termination. Such amount shall be paid to the Employee in twenty-
four (24) consecutive equal  monthly installments on the last day of each month beginning with the month next following the month in which the termination is effective.  If and for as long as the
Employee is entitled to payments under this paragraph, the Company will continue to provide to the Employee, at the Company's expense, the health and medical insurance benefits being provided to the
Employee at the time of termination of his employment.
   (b) Any payment provided for in paragraph 6(b) or in subparagraph
(a), above, shall be made without reduction whether or not any portion thereof shall be deemed an "excess parachute payment" under the provisions of Section 280G of the Internal Revenue Code of 1986,
as the same may be amended from time to time.
   (c) For the purposes of this Agreement, the Employee's employment shall be deemed to have been terminated for cause only if there shall have been an act of fraud, misappropriation or embezzlement on the part of the Employee.  Notwithstanding the foregoing, the
Employee shall not be deemed to have been terminated for cause unless and until there shall have been delivered to the Employee a copy of a resolution duly adopted by the unanimous vote of the entire membership of the Company's board of directors at a meeting of such board duly called and held for that purpose (after
reasonable notice to the Employee and an opportunity for the
Employee, together with the Employee's   counsel, to be heard by the
board) finding that in the good faith opinion of the board the Employee was guilty of conduct set forth in the first sentence of this subparagraph (c) and specifying the particulars thereof in detail.
   8. Other Termination
   (a) Notwithstanding the provisions of paragraphs 6 and 7, above, this Agreement and the employment of the Employee hereunder shall terminate without further action by either party upon the earlier of
   (i) the attainment by the Employee of his normal retirement age under the Company's pension plan for salaried employees;
   (ii)  the permanent disability of the Employee; or
   (iii) the death of the Employee; provided, that if at the time of his death the Employee is entitled to payments under paragraph 6(b) or paragraph 7(a), above, such payments shall be made following his death to his estate.
   (b) For the purposes of this Agreement, the Employee shall be deemed to be permanently disabled if (i) on the basis of medical evidence reasonably satisfactory to the board of directors of the Company, the board of directors finds that the Employee is unable to carry out substantially his duties hereunder as a result of bodily injury or disease, or mental condition, either occupational or non-occupational in cause, and (ii) such disability shall have continued for a period of six (6) consecutive months.
   (c) If the Employee and the Company shall not be in agreement as to whether he is permanently disabled for the purposes of this Agreement, the matter shall be referred to a panel of three medical doctors, one of which shall be selected by the Employee, one of which shall be selected by the Company, and one of which shall be selected by the two doctors as so selected, and the decision of a majority of the panel with respect to the question of whether the Employee is or is not permanently disabled shall be binding upon the Employee and the Company. The expenses of any such referral shall be borne by the party against whom the decision of the panel is rendered. The Employee may be required by the Company to submit to medical examination at any time during the period of his employment hereunder, but not more often than quarter-annually, to determine whether a permanent disability exists for the purposes of this Agreement.
   9. Definition of Change in Control
   For the purposes of this Agreement, a Change in Control shall be deemed to have occurred if
                 (a) there shall be consummated (i) any consolidation or merger of Providence Energy Corporation, a Rhode Island corporation and the holder of all of the outstanding capital stock of the Company ("Providence Energy"), in which Providence Energy is not the continuing or surviving corporation, or pursuant to which shares of Providence Energy's common stock are converted into cash, securities or other property, other than a merger of Providence Energy in which the holders of Providence Energy's common stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (ii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company; or

                 (b) the shareholders of the Company or of Providence Energy approve any plan or proposal for the liquidation or dissolution of the Company or of Providence Energy; or

                 (c) any person (as such term is used in Sections 13(d) and 14(b)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") ), other than Providence Energy or a successor corporation resulting from a merger excluded under clause (i) of subparagraph (a), above, shall become directly or indirectly the owner or the beneficial owner (within the meaning of Rule l3d-3 under the Exchange Act) of thirty percent (30%) or more of the outstanding common stock of the Company, or any person (as such term is so used) shall become directly or indirectly the owner or the beneficial owner (within the meaning of said Rule l3d-3) of thirty percent (30%) or more of the outstanding common stock of Providence Energy.

                 10.    Definition of Change in Employment Conditions

                 For the purposes of this Agreement, a "Change in Employment Conditions" shall mean any of the following:
                 (a) the assignment to the Employee by the Company of duties inconsistent with the Employee's position, duties, responsibilities and status with the Company as Name of
                        Officer , or a change in the Employee's titles or offices as in effect immediately prior to a Change in Control, or any removal of the Employee from any of such positions, except in connection with the termination of his employment for cause or as a result of the Employee's retirement, permanent disability, or death;

                 (b) a reduction by the Company in the Employee's compensation (as defined in paragraph 3, above) as in effect on the date hereof or as the same may be increased from time to time during the
                        term of this   Agreement, or the Company's
                        failure to increase (within 12 months of the Employee's last increase in compensation) the Employee's compensation after a Change in Control in an amount which at least equals, on a percentage basis, the weighted average percentage increase in compensation for all officers of the Company effected in the preceding 12 months;

                 (c) any failure by the Company or Providence Energy to continue in effect any benefit plan or arrangement in which the Employee is participating at the time of a Change in Control (or any other plans providing the Employee with substantially similar benefits) (hereinafter referred to as "Benefit Plans"), or the taking of any action by the Company or by Providence Energy which would adversely affect the Employee's participation in or materially reduce the Employee's benefits under any such Benefit Plan or deprive the Employee of any material fringe benefit enjoyed by the Employee at the time of a Change in Control;

                 (d) a relocation of the Company's principal executive offices to a location outside of the greater Providence, Rhode Island area, or the Employee's relocation to any place other than the location at which the Employee performed his duties prior to a Change in Control, except for required travel by the Employee on the Company's business to an extent substantially consistent with the Employee's business travel obligations at the time of a Change in Control;

                 (e) any failure by the Company to provide the Employee with the number of paid vacation days to which the Employee is entitled at the time of a Change in Control; or

                 (f) any breach by the Company of any material provision of this Agreement.

                 11.    Confidentiality and Noncompetition.
                 (a) Confidentiality. During the term of this Agreement and thereafter in perpetuity, the Employee will not directly or indirectly divulge or appropriate to his own use, or to the use of any third party, any Trade Secrets, other secret or Confidential Information, knowledge or financial information of the Company or any of the Company's subsidiaries or affiliates
(hereinafter, the Company and its subsidiaries and affiliates shall be collectively referred to as the "Company Group"), except as may be in the public domain other than by violation of this Agreement.
                 (b)  Noncompetition.  From the date hereof until two
(2) years after the termination of his employment hereunder, the Employee will not (i) directly or indirectly own any equity or proprietary interest in (except for ownership of shares in a publicly-traded company not exceeding 5% of any class of outstanding securities), or be an employee, agent, director, advisor or consultant to or for any corporation (other than the Company Group), business enterprise or any person engaged anywhere in the State of Rhode Island or the Commonwealth of Massachusetts, whether on his own behalf or on behalf of any person other than the Company Group, in the manufacture, procuring, sale, marketing, promotion or distribution of any product or product lines functioning competitively with any product or product lines of the Company Group during the term of this Agreement, and the Employee will not assist in, manage or supervise any of the foregoing activities; (ii) undertake any action to induce or cause any customer or client of the Company Group to discontinue any part of its business with the Company Group; (iii) cause, induce or in any way facilitate the employment by any other person or organization of any employee of or consultant to the Company Group, provided, that this covenant shall become operative only upon the termination of the Employee's employment; or (iv) take or assist directly or indirectly in the taking, by acting as consultant to a third party or otherwise, of any position on any matter involving the Company and pending before any state or other public agency, when such position is adverse to the position being promoted before such agency at the time by the Company.
                 (c) Definitions. "Trade Secrets" as used herein means all secret discoveries, inventions, formulae, designs, methods, processes, techniques of production and know-how relating to the Company Group's business. "Confidential Information" as used herein means the Company Group's internal policies and procedures, suppliers, customers, financial information and marketing practices, as well as secret discoveries, inventions, formulae, designs, techniques of production, know-how and other information relating to the Company Group's business not rising to the level of a trade secret under applicable law.
                 (d) The breach by the Employee of any of the covenants contained in this Paragraph 11 shall relieve the Company of all further payment obligations under Paragraph 6 or Paragraph 7.
                 12.    Successor to the Company
                 The Company will require any successor to or assignee of (whether direct or indirect, by purchase, merger, consolidation or otherwise) all or substantially all of the business and/or assets of the Company, by agreement, expressly, absolutely and unconditionally to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place. Any failure of the Company to obtain such agreement prior to the effectiveness of any such succession or assignment shall be deemed a breach of a material provision of this Agreement. As used in this Agreement, "Company" shall include any successor to or assignee of the Company's business and/or assets as aforesaid which executes and delivers the agreement provided for in this paragraph
12 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.
                 13.  Performance and Equity Incentive Plan
                 Nothing in this agreement shall be deemed to alter or modify in any way such rights as the Employee may now or in the future have under the 1992 Performance and Equity Incentive Plan
(the "Plan") of Providence Energy Corporation, as the same may be amended from time to time, including without limitation rights of the Employee with respect to the accelerated vesting of Grant Shares
(as defined in the Plan) under certain circumstances as provided in the Plan.
                 14.  Notices
                 Any notice given or required to be furnished to the Employee under this Agreement shall be mailed to him by registered mail, postage prepaid, at his last-known mailing address as the same appears on the records of the Company, or at such other address as he may furnish to the Company in writing for the purpose. Any notice given or required to be furnished to the Company hereunder shall be mailed to it by registered mail, postage prepaid, at 100 Weybosset Street, Providence, Rhode Island 02903, attention:
Secretary, or at such other address as the Company may furnish to the Employee in writing for the purpose. Any such notice shall be deemed to have been given when mailed in accordance with the foregoing.
                 15.    Termination of Prior Employment Agreements
                 This agreement is intended to supersede all prior employment agreements, oral or written, between the Employee and the Company, all of which are hereby terminated and cancelled. Neither the Company nor the Employee shall have any further rights against or obligations to the other under any of such prior agreements.
                 16.    Binding Effect, etc.
                 This Agreement shall be binding upon and inure to the benefit of the Employee and his heirs and the representatives of his estate. The interests of the Employee hereunder shall not be assignable. This Agreement shall also be binding upon and shall inure to the benefit of the Company and its successors and assigns.
                 17.    Applicable Law
                 This Agreement shall be governed in all respects by the laws of the State of Rhode Island.
                 IN WITNESS WHEREOF, the parties have executed this Employment Agreement as of the day and year first above written.

PROVIDENCE GAS COMPANY



By:/s/   James H. Dodge                  /s/ Signature of Officer
         James H. Dodge                      Name of Officer
   Chairman, President, and CEO