Form 10-Q
period 1995-03-31
PROVIDENCE GAS CO
filed 1995-05-12
CIK 80812

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended              March 31, 1995

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


Common Stock, $1.00 par value; 1,243,598 shares outstanding at May 12, 1995.

                    THE PROVIDENCE GAS COMPANY

                            FORM 10-Q

                          MARCH 31, 1995



PART I:          FINANCIAL INFORMATION                            PAGE

Item 1 -         Financial Statements

                 Consolidated Statements of Income for the
                 three, six and twelve months ended
                 March 31, 1995 and 1994                           I-1

                 Consolidated Balance Sheets as of
                 March 31, 1995, March 31, 1994 and
                 September 30, 1994                                I-2

                 Consolidated Statements of Cash Flow for the
                 six months ended March 31, 1995 and 1994          I-3

                 Consolidated Statements of Capitalization as of
                 March 31, 1995, March 31, 1994 and
                 September 30, 1994                                I-4

                 Notes to Consolidated Financial Statements        I-5

Item 2 -         Management's Discussion and Analysis of
                 Financial Condition and Results of Operations     I-8

PART II:         OTHER INFORMATION

Item 6 -         Reports on Form 8-K                              II-1

                 Signature                                        II-2

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    THE PROVIDENCE GAS COMPANY
                 CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE PERIODS ENDED MARCH 31
                            (Unaudited)

                           THREE MONTHS        SIX MONTHS
                         1995       1994     1995      1994
                       (thousands, except per share amounts)

Operating revenues    $ 64,401   $ 81,813  $112,683  $143,868
Cost of gas sold        35,949     50,281    61,641    88,650
Operating margin        28,452     31,532    51,042    55,218
Operating expenses:
  Other operation       10,703     13,114    20,547    23,431
  Maintenance            1,144      1,155     1,998     1,922
  Depreciation and
     amortization        2,485      2,326     4,970     4,647
    Taxes -
    State gross
       receipts          1,812      2,331     3,105     4,194
    Local property and
       other             1,710      1,747     3,306     3,335
    Federal income       3,097      3,130     4,772     4,988
Total operating
  expenses              20,951     23,803    38,698    42,517
Operating income         7,501      7,729    12,344    12,701
Other income, net
                           169        247       318       441
Income before
  interest expense       7,670      7,976    12,662    13,142
Interest expense:
  Long-term debt         1,268      1,292     2,551     2,410
  Other                    700        361     1,088       632
  Interest capitalized     (25)       (31)      (47)      (53)
                         1,943      1,622     3,592     2,989
Net income               5,727      6,354     9,070    10,153

Dividends on
 preferred stock          (174)      (174)     (348)     (348)
Net income applicable
  to common stock     $  5,553   $  6,180  $  8,722  $  9,805
                      ========   ========  ========  ========
Earnings per common
 share                $   4.47   $   4.97  $   7.01  $   7.88
                      ========   ========  ========  ========
Dividends paid per
 common share         $    .89   $    .89  $   1.78  $   1.78
                      ========   ========  ========  ========
Weighted average common
  shares outstanding   1,243.6    1,243.6   1,243.6   1,243.6
                      ========   ========  ========   =======
                                    PAGE I-1
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                           THE PROVIDENCE GAS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE PERIODS ENDED MARCH 31
                                   (Unaudited)

                                TWELVE MONTHS
                               1995      1994
                     (thousands, except per share amounts)

Operating revenues           $187,958   $214,480
Cost of gas sold              106,306    134,672
Operating margin               81,652     79,808
Operating expenses:
  Other operation              38,624     42,417
  Maintenance                   3,811      3,788
  Depreciation and
     amortization               9,668      9,091
  Taxes -
    State gross
       receipts                 5,237      6,176
    Local property and
       other                    6,058      6,625
    Federal income              4,153      1,910
Total operating
  expenses                     67,551     70,007
Operating income               14,101      9,801
Other income, net
                                  286        578
Income before
  interest expense             14,387     10,379
Interest expense:
  Long-term debt                5,128      5,074
  Other                         1,697      1,205
  Interest capitalized           (101)       (94)
                                6,724      6,185
Net income                      7,663      4,194

Dividends on
 preferred stock                 (696)      (696)

Net income applicable
  to common stock            $  6,967   $  3,498
                             ========   ========
Earnings per common
 share                       $   5.60   $   2.81
                             ========   ========
Dividends paid per
 common share                $   3.56   $   3.56
                             ========   ========
Weighted average common
  shares outstanding          1,243.6    1,243.6
                             ========   ========
                                   PAGE I-1(a)
                           THE PROVIDENCE GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (Thousands)

                                           (Unaudited)
                                     March 31,    March 31,   September 30,
                                         1995        1994           1994
ASSETS
Gas plant, at original cost                 $238,781    $219,259  $230,926
  Less - Accumulated depreciation             83,997      75,573    79,447
                                             154,784     143,686   151,479
Current assets:
  Cash and temporary cash investments          1,382       2,210       844
  Accounts receivable, less allowance of
    $3,405 at 3/31/95, $4,679 at 3/31/94
    and $2,923 at 9/30/94                     40,013      53,047    17,664
  Unbilled revenues                            8,512       8,557     2,877
  Deferred gas costs                               -       4,704    15,349
  Inventories, at average cost -
    Liquefied natural gas, propane and under-
     ground storage                            6,530       5,242    11,123
    Materials and supplies                     1,419       1,946     1,590
  Prepaid and refundable taxes                 3,002       2,140     3,507
  Prepayments                                    549         491     1,458
                                              61,407      78,337    54,412

Deferred charges and other assets             14,887      13,272    15,286

    Total assets                            $231,078    $235,295  $221,177
                                            ========    ========  ========
CAPITALIZATION AND LIABILITIES
Capitalization:                             $142,440    $140,692  $137,919

Current liabilities:
  Notes payable                               14,000      15,000    24,700
  Current portion of long-term debt            2,077       2,075     2,085
  Accounts payable                            21,690      37,601    18,039
  Accrued taxes                                9,360       9,420     6,057
  Accrued vacation                             1,798       1,882     1,543
  Customer deposits                            3,713       3,356     3,520
  Refundable gas costs                         9,564           -         -
  Other                                        2,335       2,887     2,779
                                              64,537      72,221    58,723

Deferred credits and reserves:
  Accumulated deferred Federal income taxes   15,642      14,008    15,065
  Unamortized investment tax credits           2,747       2,905     2,826
  Other                                        5,712       5,469     6,644
                                              24,101      22,382    24,535
    Total capitalization and liabilities    $231,078    $235,295  $221,177
                                            ========    ========  ========



                           THE PROVIDENCE GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED MARCH 31
                                   (Unaudited)

                                                  1995        1994
                                               (Thousands of Dollars)
Cash provided by (used for)
Operations:
   Net income                                    $   9,070   $ 10,153
   Items not requiring cash -
     Depreciation and amortization                   4,958      4,635
     Deferred Federal income taxes                     577        236
     Amortization of investment tax credits            (79)       (79)
   Change in assets and liabilities
     which provided (used) cash:
       Accounts receivable                         (22,349)   (36,107)
       Unbilled revenues                            (5,635)    (5,770)
       Inventories                                   4,764      5,938
       Prepaid and refundable taxes                    505      3,028
       Prepayments                                     909        346
       Accounts payable                              3,651     14,575
       Accrued taxes                                 3,303      3,318
       Refundable gas costs                         24,913     16,228
       Accrued vacation, customer deposits
         & other                                         4        611

   Net cash provided by operations                  24,591     17,112
Investment Activities:
   Expenditures for property, plant and
     equipment                                      (8,108)    (6,456)
   Deferred charges and other                         (769)      (452)
      Total                                         (8,877)    (6,908)
Financing Activities:
   Issuance of mortgage bonds                            -     16,000
   (Decrease) in long-term debt                     (1,839)      (230)
   (Decrease) in notes payable                     (10,700)   (21,800)
   Cash dividends on common stock                   (2,289)    (2,213)
   Cash dividends on preferred stock                  (348)      (348)
     Total                                         (15,176)    (8,591)
Increase in cash & temporary cash
  investments                                          538      1,613
Cash and cash equivalents at beginning
  of period                                            844        597
Cash and cash equivalents at end of period       $   1,382   $  2,210
                                                 =========   ========
Changes in components of assets and liabilities
Supplemental disclosures of cash flow information:
  Cash paid year-to-date -
    Interest (net of amount capitalized)         $   3,500   $  2,852
    Income taxes (net of refunds)                $   1,400   $    300
                                    PAGE I-3





                           THE PROVIDENCE GAS COMPANY
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                   (THOUSANDS)
                                          (unaudited)
                                     March 31,   March 31,  September 30,
                                        1995       1994         1994

Common stock equity:
  Common stock, $1 par
    Authorized - 2,500 shares
    Outstanding - 1,244 at 3/31/95,
                  3/31/94 and 9/30/94 $   1,244   $   1,244   $   1,244
  Amount paid in excess of par           37,802      36,367      37,883
  Retained earnings                      37,147      34,757      30,714
Total common stock equity                76,193      72,368      69,841

Cumulative preferred stock:

  Redeemable 8.70% Series, $100 par
  Authorized - 80 shares
  Outstanding - 80 shares at 3/31/95,
    3/31/94 and 9/30/94                   8,000       8,000       8,000

Long-term debt:

  First mortgage bonds                   59,400      61,000      61,000
  Capital leases                            924       1,399       1,163

Total long-term debt                     60,324      62,399      62,163

Less:  current portion                    2,077       2,075       2,085

Long-term debt, net                      58,247      60,324      60,078

Total capitalization                   $142,440   $ 140,692   $ 137,919
                                      =========   =========   =========










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

Reclassifications

     Certain prior year balance sheet amounts have been reclassified for consistent presentation with the current period.

Environmental Matters

     Federal, state and local laws and regulations establishing standards and requirements for the protection of the environment have increased in number and in scope within recent years. The Registrant cannot predict the future impact of such standards and requirements which are subject to change and can take effect retroactively. The Registrant continues to monitor the status of these laws and regulations. Such monitoring involves the review of past activities and current operations. To the best of its knowledge, subject to the following paragraph, the Registrant believes it is in substantial compliance with such laws and regulations. However, should future costs be incurred, related to the items mentioned below, the Registrant anticipates recovery from third parties or through rates.

     The Registrant has previously reported that it was aware of four sites at which it may incur costs for environmental investigation and possible clean-up. With respect to one site, the Registrant expects to join with other entities which have been designated as "potentially responsible parties" ("PRP's") under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") in entering into an Administrative Consent Order ("ACO") with the Massachusetts Department of Environmental Protection regarding a site in Plympton, Massachusetts on which waste material is alleged to have been deposited by disposal contractors employed in the past either directly or indirectly by the Registrant and the other PRP's. Under the proposed ACO, the share of costs to be borne by the Registrant, pursuant to the ACO, will not be material to the operations or the financial condition of the Registrant.

     Based on current information, the amount of any costs for environmental investigation and possible clean-up at the other two sites is not anticipated to be material to the operations or financial position of the Registrant.

     Additionally, the Registrant has been advised by the Rhode Island Department of Environmental Management that no remediation will be required on a site currently owned by the Registrant.

     Management anticipates requesting rate relief for all costs related to environmental matters and believes that the ultimate resolution of these matters will not have a materially adverse effect on the Registrant's results of operations and financial condition.

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



   To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipeline customers, including the Registrant. Based upon current information, the Registrant anticipates its transition costs to total between $16 million and $19 million of which $8.3 million has been included in the Cost of Gas Adjustment (CGA) clause and is currently being collected from customers. The remaining minimum obligation of $7.7 million has been recorded in the accompanying consolidated balance sheet along with a regulatory asset anticipating future recovery through the CGA.

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





























ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     The Registrant's current operating revenues, operating margin and net income applicable to common stock for the current quarter and six month period and operating revenues for the twelve month period have decreased, while operating margin and net income applicable to common stock have increased over the comparable fiscal periods last year as displayed in the table below.

                     THREE MONTHS        SIX MONTHS      TWELVE MONTHS
                     ENDED MARCH         ENDED MARCH     ENDED MARCH
                     1995   1994         1995  1994      1995  1994
(000's)

Operating revenues $64,401 $81,813  $112,683 $143,868 $187,958  $214,480
                   ===============  ================= ==================

Operating margin   $28,452 $31,532  $ 51,042 $ 55,218 $ 81,652  $ 79,808
                   ===============  ================= ==================
Net income
applicable to      $ 5,553 $ 6,180  $  8,722 $  9,805 $  6,967  $  3,498
common stock       ===============  ================= ==================

     Factors having a direct impact on these results were:

     During the latest quarter, the Registrant experienced unseasonably warm weather resulting in temperatures averaging
18.2 percent warmer than last year. This loss of heating load due to the warmer temperatures represents $3.3 million or $1.75 cents per share of common stock, net of tax, decrease in operating margin.

     The warmer temperatures during the current fiscal year-to-date period have also averaged 18.4 percent warmer than last year. As a result, operating margin has decreased $5.8 million or $3.08 cents per share of common stock, net of tax.

     The warmer than normal weather would have affected earnings more dramatically in prior years. However, a new rate structure effective October 15, 1993 implementing a declining block rate structure, implementing seasonal gas cost accounting and an increased customer charge has reduced the Registrant's earnings sensitivity to weather by approximately 40 to 50 percent.

     The net increase in the average number of customers for the latest period as compared to last year was approximately 1,700 or 1.1 percent. The modest increase was the result of new housing construction and conversions from other energy sources offset by shut-offs for non-payments and housing vacancies due to a stagnant economy.

     As a result of the warm temperatures experienced during the latest quarter, offset by a slight increase in customers, residential sales, which provide the Registrant with its greater source of operating margin, decreased 1,000 million cubic feet (MMcf) or 14.7 percent.

     Overall, other operating and maintenance expenses decreased, during the current quarter versus last year, approximately $2.4 million or 17 percent. The primary reasons for the decrease are attributable to a lower uncollectible revenue provision due to the decrease in operating revenues, as a result of the warmer temperatures, a reduction in labor and related costs resulting from the restructuring initiative that occurred in June 1994 and the impact of efficiency reviews as part of our continuous improvement program (CIP). The restructuring savings, however, will be mitigated once the Registrant's vacant positions have been filled. The savings in the uncollectible revenue provision, labor, and efforts from the CIP initiative were also contributing factors to the six month ($2.8 million or 11.1 percent) and twelve month ($3.8 million or 8.2 percent) decrease in operation and maintenance expenses.

     As a result of the warmer-than-normal temperatures experienced during the latest fiscal year-to-date period, the Registrant has initiated a temporary cost containment program. The program is designed to try to recoup some of the gas margin lost due to weather by reducing spending on certain types of expenses.

     Taxes for the current quarter and six month periods versus last year decreased approximately $600,000 or 8.2 percent and $1.3 million or 10.7 percent, respectively. The decrease in taxes, mainly Federal income and state gross receipts tax, was the result of lower pretax income and lower operating revenues.

     Interest expense increased approximately $300,000 or 19.8 percent, $600,000 or 20.2 percent and $500,000 or 8.7 percent for the current quarter, six and twelve month periods, respectively. An increase in short-term interest rates offset by a slight decrease in weighted average short-term borrowings caused short-term interest expense to increase.
The Registrant's long-term interest expense for the six and twelve month periods has increased slightly as a result of the Series Q First Mortgage Bond issuance in November 1993.





LIQUIDITY AND CAPITAL RESOURCES

     The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. For example, during the latest quarter, the Registrant's accounts receivable and unbilled revenue have increased $7.8 million. These fluctuations are the result of higher monthly sales during the latest quarter and a moratorium on residential shut-offs during the heating season. Because of these increases, which negatively impact cashflow, the Registrant must borrow to maintain an appropriate level of liquidity. Management believes its available financings are sufficient to meet these seasonal needs.

     The Registrant experienced an increase in its net cash provided by operations during the latest quarter as compared to last year. The primary reasons for the increase were due to the collection of gas costs from the undercollection that existed in 1994 to an overcollection of gas costs in 1995.

     Capital expenditures for the latest fiscal year-to-date period were $8.1 million as compared to $6.5 million last year. The increase in capital expenditures was for electronic meter reading equipment associated with the Registrant's Automated Meter Reading initiative. Anticipated capital expenditures for the next three years are expected to total between $45 million to $55 million.

     In February 1995, the Registrant filed for rate relief requesting an approximate 8 percent general rate increase.
If the requested rate relief is granted in its entirety, the Registrant's annual operating revenues are expected to increase by $14.9 million under normal weather conditions. However, there is no assurance that all or any portion of the requested relief will be granted. A decision from the Rhode Island Public Utilities Commission on the rate request is not expected until November 1995.

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

     The Registrant is currently contemplating an issuance of debt possibly within the next six to twelve months.


                    PROVIDENCE GAS COMPANY


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

   The annual meeting of shareholders for the Registrant's parent company, Providence Energy Corporation, was held on January 19, 1995 and the following nominees to the Registrant's Board of Directors were elected as Directors for terms expiring at the time of the 1998 annual meeting by the following vote:


  Mr. Gilbert R. Bodell, Jr. 4,148,929  FOR   37,172 WITHHELD
  Mr. Paul F. Levy           4,129,915  FOR   56,186 WITHHELD
  Ms. M. Anne Szostak        4,129,484  FOR   56,617 WITHHELD
  Mr. W. Edward Wood         4,132,103  FOR   53,998 WITHHELD

Item 6 (b).  Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter for which this report is filed.


























                           PAGE II-1


                  THE PROVIDENCE GAS COMPANY





   It is the opinion of management that the financial infor-mation contained in this report reflects all adjustments necessary to a fair statement of results for the period reported,but such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Registrant's gas operations. All accounting policies and practices have been applied in a manner consistent with prior periods.







                           SIGNATURE

   Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




   The Providence Gas Company
   (Registrant)



                       BY:/s/Gary S. Gillheeney

                             GARY S. GILLHEENEY
                             Vice President, Financial
                             and Information Services,
                             Treasurer and Assistant
                             Secretary



Date:  May 12, 1995

                           PAGE II-2

                  THE PROVIDENCE GAS COMPANY




   It is the opinion of management that the financial infor-mation contained in this report reflects all adjustments necessary to a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Registrant's gas operations. All accounting policies and practices have been applied in a manner consistent with prior periods.








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


Date:  May 12, 1995






                           PAGE II-2