Form 10-Q
period 1995-06-30
PROVIDENCE GAS CO
filed 1995-08-14
CIK 80812

FORM 10-Q

                               SECURITIES AND EXCHANGE COMMISSION

                                     Washington, D. C. 20549

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1995

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

Common Stock, $1.00 par value; 1,243,598 shares outstanding at August 14, 1995.

















                                   THE PROVIDENCE GAS COMPANY
                                            FORM 10-Q

                                          JUNE 30, 1995




PART I:     FINANCIAL INFORMATION                                     PAGE


Item 1:     Financial Statements

            Consolidated Statements of Income for the
            three, nine and twelve months ended
            June 30, 1995 and 1994                                     I-1

            Consolidated Balance Sheets as of June 30, 1995,
            June 30, 1994 and September 30, 1994                       I-2

            Consolidated Statements of Cash Flows
            for the nine months ended June 30, 1995
            and 1994                                                   I-3

            Consolidated Statements of Capitalization
            as of June 30, 1995, June 30, 1994
            and September 30, 1994                                     I-4

            Notes to Consolidated Financial Statements                 I-5

Item 2:     Management's Discussion and Analysis of
            Financial Condition and Results of Operations              I-7


PART II:    OTHER INFORMATION


Item 6:     Reports on Form 8-K                                       II-1

            Signature                                                 II-2

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                   THE PROVIDENCE GAS COMPANY
                                CONSOLIDATED STATEMENTS OF INCOME
                                  FOR THE PERIODS ENDED JUNE 30
                                           (Unaudited)

                           THREE MONTHS
                          1995      1994
               (Thousands, except per share amounts)

Operating revenues    $ 37,397  $ 41,917
Cost of gas sold        20,821    25,612
Operating margin        16,576    16,305

Operating expenses:
  Other operation        9,733    10,171
  Maintenance            1,121       978
  Depreciation and
    amortization         2,485     2,324
  Taxes -
    State gross earnings 1,044     1,166
    Local property and
      other              1,684     1,670
    Federal income        (358)     (556)

Total operating
  expenses              15,709    15,753

Operating income           867       552

Other income, net          303       118

Income
  before interest
    expense              1,170       670

Interest expense:
  Long-term debt         1,268     1,277
  Other                    576       334
  Interest capitalized     (28)      (26)
                         1,816     1,585

Net income (loss)         (646)     (915)

Dividends on preferred
 stock                    (174)     (174)

Net income (loss) applicable
  to common stock     $   (820) $ (1,089)
                      ========  ========

Earnings (loss) per
  common share        $   (.66) $   (.88)
                      ========  ========

Dividends paid per
  common share        $    .92  $    .92
                      ========  ========
Weighted average common shares
  outstanding          1,243.6   1,243.6
                      ========  ========
                                            PAGE I-1
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                   THE PROVIDENCE GAS COMPANY
                                CONSOLIDATED STATEMENTS OF INCOME
                                  FOR THE PERIODS ENDED JUNE 30
                                           (Unaudited)

                           NINE MONTHS
                          1995      1994
               (Thousands, except per share amounts)

Operating revenues    $150,080  $185,785
Cost of gas sold        82,462   114,262
Operating margin        67,618    71,523

Operating expenses:
  Other operation       30,280    33,602
  Maintenance            3,119     2,900
  Depreciation and
    amortization         7,455     6,971
  Taxes -
    State gross earnings 4,149     5,360
    Local property and
      other              4,990     5,005
    Federal income       4,414     4,432

Total operating
  expenses              54,407    58,270

Operating income        13,211    13,253

Other income, net          621       559

Income
  before interest
    expense             13,832    13,812

Interest expense:
  Long-term debt         3,819     3,687
  Other                  1,664       966
  Interest capitalized     (75)      (79)
                         5,408     4,574

Net income               8,424     9,238

Dividends on preferred
 stock                    (522)     (522)

Net income applicable
  to common stock     $  7,902  $  8,716
                      ========  ========

Earnings per
  common share        $   6.35  $   7.01
                      ========  ========

Dividends paid per
  common share        $   2.76  $   2.70
                      ========  ========
Weighted average common shares
  outstanding          1,243.6   1,243.6
                      ========  ========
                                            PAGE I-1
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                   THE PROVIDENCE GAS COMPANY
                                CONSOLIDATED STATEMENTS OF INCOME
                                  FOR THE PERIODS ENDED JUNE 30
                                           (Unaudited)

                          TWELVE MONTHS
                          1995      1994
               (Thousands, except per share amounts)

Operating revenues      $183,438  $218,745
Cost of gas sold         101,515   136,581

  Operating margin        81,923    82,164

Operating expenses:
  Other operation         38,186    42,849
  Maintenance              3,954     3,804
  Depreciation and
    amortization           9,829     9,183
  Taxes -
    State gross earnings   5,115     6,327
    Local property and
      other                6,072     6,489
    Federal income         4,351     2,501

Total operating
  expenses                67,507    71,153

Operating income          14,416    11,011

Other income, net            471       576

Income
  before interest
    expense               14,887    11,587

Interest expense:
  Long-term debt           5,119     4,967
  Other                    1,940     1,204
  Interest capitalized      (104)     (101)
                           6,955     6,070

Net income                 7,932     5,517

Dividends on preferred
 stock                      (696)     (696)

Net income applicable
  to common stock       $  7,236  $  4,821
                        ========  ========

Earnings per
  common share          $   5.82  $   3.88
                        ========  ========

Dividends paid per
  common share          $   3.68  $   3.59
                        ========  ========
Weighted average common shares
  outstanding            1,243.6   1,243.6
                        ========  ========
                                            PAGE I-1
                                   THE PROVIDENCE GAS COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                                           (Thousands)

                                                (Unaudited)
                                              June 30,  June 30,  September 30,
                                                 1995    1994         1994
ASSETS
Gas plant, at original cost                    $243,322 $223,964    $230,926
  Less - Accumulated depreciation and
    utility plant acquisition adjustments        86,112   77,658      79,447
                                                157,210  146,306     151,479
Current assets:
  Cash and temporary cash investments               708    1,265         844
  Accounts receivable and unbilled revenue, less
    allowance of $3,515 at 6/30/95, $4,915 at
    6/30/94 and $2,923 at 9/30/94                24,107   30,598      20,541
  Deferred gas costs                                 --    9,570      15,349
  Inventories, at average cost -
    Liquefied natural gas, propane and under-
     ground storage                               7,129    8,373      11,123
    Materials and supplies                        1,410    2,443       1,590
  Prepaid and refundable taxes                    5,692    4,198       3,507
  Prepayments                                       697      583       1,458
                                                 39,743   57,030      54,412
Deferred charges and other assets                15,565   14,207      15,286

    Total assets                               $212,518 $217,543    $221,177
                                               ======== ========    ========
CAPITALIZATION AND LIABILITIES

Capitalization:                                $140,618 $138,342    $137,919

Current liabilities:
  Notes payable                                   7,700   15,200      24,700
  Current portion of long-term debt               1,875    2,080       2,085
  Accounts payable                               15,759   20,844      18,039
  Accrued taxes                                   8,494    7,205       6,057
  Accrued vacation                                1,870    1,987       1,543
  Customer deposits                               3,775    3,485       3,520
  Refundable gas costs                            5,384       --          --
  Other                                           2,544    3,182       2,779
                                                 47,401   53,983      58,723
Deferred credits and reserves:
  Accumulated deferred Federal income taxes      15,931   14,577      15,065
  Unamortized investment tax credits              2,708    2,865       2,826
  Other                                           5,860    7,776       6,644
                                                 24,499   25,218      24,535
    Total capitalization and liabilities       $212,518 $217,543    $221,177
                                               ======== ========    ========




                                   THE PROVIDENCE GAS COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE NINE MONTHS ENDED JUNE 30
                                           (Unaudited)

                                                 1995          1994
                                                    (Thousands)
Cash provided by (used for)
Operations:
   Net income                                  $  8,424      $  9,238
   Items not requiring cash-
     Depreciation and amortization                7,437         6,953
     Deferred Federal income taxes                  866           594
     Amortization of investment tax credits        (118)         (119)
     Change in assets and liabilities
       which provided (used) cash:
       Accounts receivable                       (3,566)      (10,871)
       Refundable gas costs                      20,733        10,499
       Inventories                                4,174         2,310
       Prepaid and refundable taxes              (2,185)          952
       Prepayments                                  761           254
       Accounts payable                          (2,280)       (1,319)
       Accrued taxes                              2,437         1,832
       Accrued vacation, customer deposits
         & other                                    347         1,140
       Net cash provided by operations           37,030        21,463

Investment Activities:
  Expenditures for property, plant and
     equipment                                  (12,423)      (11,241)
  Deferred charges and other                     (1,880)          272
      Total                                     (14,303)      (10,969)

Financing Activities:
  Issuance of mortgage bonds                         --        16,000
  Payments on long-term debt                     (1,908)         (347)
  (Decrease) in notes payable                   (17,000)      (21,600)
  Cash dividends on preferred stock                (522)         (522)
  Cash dividends on common stock                 (3,433)       (3,357)
     Total                                      (22,863)       (9,826)
Increase in cash & temporary cash
  investments                                      (136)          668
Cash and cash equivalents at beginning
  of year                                           844           597
Cash and cash equivalents at end of period     $    708      $  1,265
                                               ========      ========
Supplemental disclosures of cash flow information:
  Cash paid year-to-date -
    Interest (net of amount capitalized)       $  2,829      $  4,089
    Income taxes (net of refunds)              $  1,410      $  2,300


                                   THE PROVIDENCE GAS COMPANY
                            CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                           (THOUSANDS)

                                             (Unaudited)
                                       June 30,    June 30,    September 30,
                                         1995        1994         1994


Common stock equity:
  Common stock, $1 par
    Authorized - 2,500 shares
    Outstanding - 1,244 at 6/30/95, 6/30/94
                  and 9/30/94         $   1,244    $   1,244    $   1,244
  Amount paid in excess of par           37,812       36,372       37,883
  Retained earnings                      35,183       32,524       30,714
Total common stock equity                74,239       70,140       69,841

Cumulative preferred stock:

  Redeemable 8.70% Series, $100 par
  Authorized - 80 shares
  Outstanding - 80 shares at 6/30/95,
    6/30/94 and 9/30/94                   8,000        8,000        8,000

Long-term debt:

  First mortgage bonds                   59,400       61,000       61,000
  Capital leases                            854        1,282        1,163

Total long-term debt                     60,254       62,282       62,163

Less:  current portion                    1,875        2,080        2,085

Long-term debt, net                      58,379       60,202       60,078

Total capitalization                  $ 140,618    $ 138,342    $ 137,919
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

Reclassification

     Certain amounts included in prior year balance sheets have been reclassified for consistent presentation with the current period.

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

     The Registrant is aware of three sites at which it may incur costs for environmental investigation and possible clean-up. The Registrant has been designated as a "potentially responsible party" ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") at two sites at Plympton, Massachusetts on which waste material is alleged to have been deposited by disposal contractors employed in the past either directly or indirectly by the Registrant and other PRP's. With respect to one of the Plympton sites, the Registrant expects to join with other PRP's in entering into an Administrative Consent Order ("ACO") with the Massachusetts Department of Environmental Protection. Under the proposed ACO, the costs to be borne by the Registrant, pursuant to the ACO, are not anticipated to be material to the financial condition of the Registrant.

     As of June 30, 1995, the Registrant had spent approximately $400,000 in connection with the investigation and clean-up of the third site, located in Providence, RI.

     Management anticipates requesting rate relief for all costs related to the environmental matters for these three sites and therefore believes that the ultimate resolution of these matters will not have a materially adverse affect on the financial condition of the Registrant.

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

   To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipeline customers, including the Registrant. Based upon current information, the Registrant anticipates its transition costs to total between $16 million and $19 million of which $8.3 million has been included in the Cost of Gas Adjustment clause (CGA) and is currently being collected from customers. The remaining minimum obligation of $7.7 million has been recorded in the accompanying consolidated balance sheets along with a regulatory asset anticipating future recovery through the CGA.

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























                                PAGE I-6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Registrant's current operating revenues have decreased over the comparable fiscal periods last year. Operating margin increased in the current quarter, but fell in comparison to the current nine and twelve month periods. Net income increased both in the current quarter and the twelve month period, yet decreased compared to the equivalent nine month period last year.


                   THREE MONTHS       NINE MONTHS         TWELVE MONTHS
                   ENDED JUNE         ENDED JUNE            ENDED JUNE
                   1995   1994        1995   1994          1995    1994
(000's)

Operating revenues $37,397  $41,917 $150,080 $185,785  $183,438 $218,745
                   ================ =================  =================

Operating margin   $16,576  $16,305 $ 67,618 $ 71,523  $ 81,923 $ 82,164
                   ================ =================  =================

Net income (loss)
applicable to      $  (820) $(1,089)$  7,902 $  8,716  $  7,236 $  4,821
common stock       ================ =================  =================

Operating Revenues and Operating Margin

     In all periods, the significant decrease in operating revenues is directly attributed to weather and to a lower cost of gas adjustment factor.

   In the nine month period, the Registrant has experienced unseasonably warm weather resulting in temperatures averaging 15.0 percent warmer than last year. This represents a $5.1 million loss in margin from heating load. The loss of margin due to this year's warmer weather versus last year's colder weather equates to a loss of about 60 cents per share, net of tax. On a normalized basis, weather for the nine months ended averaged 10.7 percent warmer equating to a loss of about
45 cents per share, net of tax.

     The warmer than normal weather would have affected earnings more dramatically in prior years. However, a new rate structure effective October 15, 1993, implementing a declining block rate structure, a seasonal gas cost accounting method and an increased customer charge has reduced the Registrant's margin sensitivity to weather by approximately 40 to 50 percent.

     The net average number of customers for the twelve month period has increased approximately 1.0 percent. New housing construction and customer conversions from other energy sources have attributed to this increase, but offset by shut-offs for non-payments and housing vacancies due to a stagnant economy.

Operating and Maintenance Expenses

     Operating and maintenance expenses have remained relatively flat in the quarter, but decreased $3.1 million or 8.5 percent for the nine month period and $4.5 million or 9.7 percent for the twelve months ended. These decreases are due to a lower uncollectible revenue provision resulting from the decrease in operating revenue and the stabilization of the Registrant's collection of accounts receivable. The remainder of the decrease is primarily attributable to a reduction in labor and related expenses. The restructuring initiative that occurred in June, 1994, and the impact of efficiency reviews as part of the continuous improvement programs (CIP), have also contributed to the reduction in labor expenses. However, the Registrant has recently filled many of the staff positions vacated as a result of the restructuring. These additional labor and related expenses combined with normal expenses planned for the fourth quarter of the fiscal year are anticipated to offset a portion of the decrease in operating and maintenance expenses experienced in the nine months ended.

Taxes

     Taxes for the quarter and twelve month period remained relatively flat, while decreasing $1.2 million or 8.4 percent in the current nine month period. This was mainly due to a reduction in Federal income taxes as a result of lower pretax income and a reduction in the state gross earnings tax as a result of lower operating revenues from warmer than normal weather.

Interest Expense

     Interest expense increased $231,000 or 14.6 percent, $834,000 or
18.2 percent and $885,000 or 14.6 percent in the three, nine and twelve month periods, respectively. An increase in short-term interest rates offset by a slight decrease in weighted average short-term borrowings caused short-term interest expense to increase. The Registrant's long-term interest expense for the nine and twelve month periods has increased slightly as a result of the Series Q First Mortgage Bond issuance in November, 1993.

Future Outlook

     In August 1995, the Registrant and Catex Vitol Gas formed a strategic business alliance to jointly market natural gas and other energy services. This agreement is the first such business alliance for both companies. Catex Vitol will contribute its experience in gas acquisition and transportation and its expertise in financial energy services. With this alliance, the Registrant's customers will have greater access to energy products and services.

LIQUIDITY AND CAPITAL RESOURCES

     The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. The Registrant's short term borrowing requirements have decreased in the current period as compared to last year primarily as a result of the lower accounts receivable balance at June 30, 1995. This decrease is the result of the warmer than normal weather and increased collection efforts. As a result, the Registrant has lowered its current need to borrow from financial institutions.









     The Registrant experienced an increase in its net cash provided by operations during the latest nine months as compared to last year. The primary reason for the increase was due to the collection of gas costs from the undercollection that existed in 1994. The increase in cash has also allowed the Registrant to decrease its line of credit borrowings.

     Capital expenditures for the latest fiscal year-to-date period were $12.4 million as compared to $11.2 million last year. The increase in capital expenditures was for electronic meter reading equipment associated with the Registrant's Automated Meter Reading initiative. Total anticipated capital expenditures for the next three years are expected to total between $50 million to $60 million.

     In February 1995, the Registrant filed for rate relief requesting an approximate 8 percent general rate increase. If the requested rate relief is granted in its entirety, the Registrant's annual operating revenues are expected to increase by $14.9 million under normal weather conditions. However, there is no assurance that all or any portion of the requested relief will be granted. A decision from the Rhode Island Public Utilities Commission on the rate request is not expected until November 1995. The major issues contributing to the rate request are an increase in depreciation due to capital spending, an increase in working capital needs and an increase in capital expenditures.

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


     The Registrant is currently contemplating an issuance of debt within the next six months.


























 PART II:  OTHER INFORMATION


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

Date:  August 14, 1995






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


Date:  August 14, 1995







                                           PAGE II - 2