Form 10-K
period 1995-09-30
PROVIDENCE GAS CO
filed 1995-12-26
CIK 80812

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 1995
                                    OR
[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to

Commission file number 0-1160

                          THE PROVIDENCE GAS COMPANY
            (Exact name of registrant as specified in its charter)

         Rhode Island                                      05-0203650
  (State or other jurisdiction of                   (I. R. S. Employer
   incorporation or organization)                   Identification No.)

100 Weybosset Street, Providence, Rhode Island             02903
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code       401-272-5040

Securities registered pursuant to Section 12(b) of the Act:

Title of each class          Name of each exchange on which registered

      NONE                                           NONE
         Securities registered pursuant to Section 12(g) of the Act:
                                  NONE
                             (Title of class)

   Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES  X   NO
   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   State the aggregate market value of the voting stock held by non-affiliates of the Registrant, as of December 26, 1995: $0

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
Common Stock, $1.00 Par Value: 1,243,598 shares outstanding at
December 26, 1995.

DOCUMENTS INCORPORATED BY REFERENCE
NONE








                               TABLE OF CONTENTS


PART I                                                          PAGE


 Item 1 -  Business
              General                                            I-1
              Gas Supply                                         I-1
              Rates and Regulations                              I-2
              Competition and Marketing                          I-3
              Employees                                          I-4
              Storage Facilities                                 I-5
              Special Factors Affecting the Gas Industry         I-5
              Environmental Regulations                          I-6
              Other Standards                                    I-6

 Item 2 -  Properties                                            I-7

 Item 3 -  Legal Proceedings                                     I-7

 Item 4 -  Submission of Matters to a Vote of Security Holders   I-7


PART II

 Item 5 -  Market for Registrant's Common Equity and Related
              Stockholders' Matters                             II-1

 Item 6 -  Selected Financial Data                              II-2

 Item 7 -  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations            II-3

 Item 8 -  Financial Statements and Supplementary Data          II-7

           Report of Independent Public Accountants             II-24

 Item 9 -  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure            II-25

PART III

 Item 10 - Directors and Executive Officers of the Registrant   III-1

 Item 11 - Executive Compensation                               III-3

 Item 12 - Security Ownership of Certain Beneficial Owners
              and Management                                    III-3

 Item 13 - Certain Relationships and Related Transactions       III-3


PART IV

 Item 14 - Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                      IV-1

           Supplemental Schedule                                IV-3

           Signatures                                           IV-5

                                  PART I

ITEM 1. BUSINESS

General

  The Providence Gas Company (Registrant or ProvGas), a Rhode Island corporation, was organized in 1847 and became a wholly-owned subsidiary of Providence Energy Corporation (Providence Energy) through a reorganization on February 1, 1981. The outstanding shares of common stock of Providence Energy are presently listed on the American Stock Exchange.

  The executive offices of the Registrant are located at 100 Weybosset Street, Providence, Rhode Island 02903, telephone (401) 272-5040.

  The Registrant is engaged in natural gas distribution, serving approximately 161,000 customers in Providence and Newport, Rhode Island, and in 23 other cities and towns in Rhode Island. The service territory encompasses approximately 370 square miles and has a population of approximately 818,000. For the year ended September 30, 1995, residential sales accounted for approximately 48 percent of total company sales, with commercial and industrial sales representing, in the aggregate, approximately 52 percent. For the years ended September 30, 1994 and 1993, residential sales represented approximately 50 percent and 59 percent, respectively, of the total sales, with commercial and industrial sales representing, in the aggregate, approximately 50 percent and 41 percent, respectively, of sales.

  The Registrant's gas distribution system consists of approximately 2,300 miles of gas mains ranging in size from 2 to 36 inches in diameter, approximately 138,000 services (a service is a pipe connecting a gas main with piping on a customer's premises), approximately 158,000 gas meters, and the necessary pressure regulators. The Registrant has regulating and metering facilities at eight points of delivery from Algonquin Gas Transmission Company and one from Tennessee Gas Transmission Company, which the Registrant believes to be adequate for receiving gas into its distribution system.

  The natural gas industry is subject to numerous challenges, many of which affect the Registrant in varying degrees. Significant industry challenges affecting the Registrant include: the ability to adapt to the regulatory changes occurring at the national level under the framework of the Federal Energy Regulatory Commission (FERC) Order 636 and the ability to gain local approval through the Rhode Island Public Utilities Commission (RIPUC) for new rates tailored to customers' specific needs and market availability.

Gas Supply During 1995, the Registrant purchased 93% of its gas supply in the production area with transportation to market and storage provided by firm pipeline contracts. Liquefied natural gas (LNG) provided 2% of supply. The remaining 5% was purchased in the market area, generally on an interruptible basis. The Registrant maintains contracts sufficient to meet 100% of its firm winter demand using firm storage and firm pipeline transportation.

  When not using capacity for its own sales, the Registrant released the capacity or used it to make off-system sales. In fiscal 1995, the Registrant received $5.1 million in revenue from released capacity, a 148% increase over the $2.1 million received in fiscal 1994. The revenues reduce the firm customer's gas cost and makes the Registrant more competitive.

  In addition to managing its pipeline capacity, the Registrant has focused its attention on restructuring its supply portfolio to closely match its market requirements. A sophisticated planning model is used to support all major supply decisions and to identify specific areas in the supply and transportation portfolio where savings can be gained without jeopardizing its obligation to serve its firm customers. During fiscal 1995, a number of supply contracts were put out for bid, renegotiated or terminated. For example, the Company restructured one of its major supply contracts from a 365 day supply contract to a 151 day winter-only contract resulting in significant savings. Over the next several years, the Registrant plans to restructure other contracts as their terms expire.

  Although the Registrant has significantly increased its storage capacities since the FERC Order 636 implementation, it continues to explore opportunities to add additional storage to its portfolio as a replacement for higher cost supplies as contracts expire. New storage will enhance the Registrant's ability to provide the flexibility needed to meet rapid shifts in temperature, manage market swings and stay competitive in the post FERC Order 636 environment.

     Rates and Regulation. The Registrant is subject to the regulatory jurisdiction of the Rhode Island Public Utilities Commission with respect to rates and charges, standards of service, accounting and other matters. The standards set by this regulatory body affect all aspects of the Registrant's business, including its ability to market to new customers and to meet competition from other fuel suppliers -- see Competition and Marketing.

  In July 1994, the Registrant filed an Integrated Resource Plan (IRP) with the RIPUC. The purpose of the IRP is to optimize the utilization of production transmission and distribution resources such that customers receive high quality services at the lowest possible costs.

  Subsequent to year-end, the Registrant filed a three-year Settlement Agreement between itself and the Division of Public Utilities and Carriers regarding the IRP. The Settlement Agreement provides for: (1) funding associated with Demand Side Management programs, which are designed to provide equipment rebates for specific load building programs; (2) funding associated with a low income weatherization program, which is designed to assist low income customers through the installation of conservation measures; and (3) a performance-based ratemaking mechanism.

  In addition, the Settlement Agreement contains a general agreement that the Registrant's strategy and steps prepared in its supply plan are reasonable. The status of the Settlement Agreement is currently pending.

  In February 1995, ProvGas filed for rate relief requesting an approximate 8 percent general rate increase. The major factors contributing to the rate request were an increase in depreciation due to capital spending, an increase in working capital needs, and an increase in capital expenditures. On November 17, 1995, the RIPUC issued its decision on the rate request made by ProvGas. In its decision, the RIPUC authorized ProvGas to increase its rates to recover additional annual revenues in the amount of
$3,990,000.   Subsequent to the issuance of the rate decision, the RIPUC approved the Registrant's motion to reconsider a revenue adjustment of $171,572. That approval increases the overall rate increase to $4,161,572. Additionally, as a result of the order, ProvGas will record several adjustments to its first quarter 1996 financial statements. Specifically:

a) ProvGas will begin calculating property tax expense for rate purposes based on the current year's expense plus an estimate of one year's increase in expense. Previously, ProvGas was required to estimate two year's increase in expense. As a result, ProvGas will reduce its regulatory liability for one year's property tax expense resulting in a one time gain of approximately $3,900,000 before tax.

b) ProvGas will write-off and not recover the $1,600,000, before tax, of restructuring costs previously deferred. (See Footnote 8 to the Notes to the Consolidated Financial Statements filed herewith as Item 8.) The RIPUC had previously allowed ProvGas recovery of similar costs, but determined that the costs of the 1994 reorganization should not be recovered in rates.

c) ProvGas will write-off approximately $400,000, before tax, of previously deferred rate case expenses. (See Footnote 8 to the Notes to the Consolidated Financial Statements filed herewith as Item 8.)

d) ProvGas will write-off approximately $461,000, before tax, of construction expenditures previously capitalized. These costs were capitalized in accordance with generally accepted accounting principles and were based on Federal Energy Regulatory Commission guidance on accounting for such costs. The RIPUC agreed that such costs could be capitalized beginning in 1996, but did not allow recovery of previously capitalized costs.

The net effect of the above adjustments will be recorded in ProvGas' first quarter financial statements and based on management's current estimates, will not have a material impact.

     The following table sets forth the results of ProvGas' applications before the RIPUC for revenue increases since 1981:


               Annualized                     Annualized     Authorized
  Date of   Revenue Increase  Date Rates   Revenue Increases  Return on
Application    Requested       Effective     Allowed  (*)   Common Equity

 5/17/90      $15,800,000      03/15/91      $9,176,000         12.8%
 1/15/93        9,100,000 (**) 11/14/93         694,000         11.2
 2/16/95       14,880,000 (***)12/17/95       4,161,572(****)   10.9


(*) Although the RIPUC reviews and approves all changes in gas costs billed to customers through the Cost of Gas Adjustment (CGA) clause, such changes are not part of the general rate filings described above. See Footnotes 1 and 9 in Notes to the Consolidated Financial Statements filed herewith as Exhibit 8.

(**) Rate increase requested on January 15, 1993 of $9.1 million was recalculated to $6,970,000 on September 14, 1993 due to cost of service adjustments reflecting cost savings.

(***) Rate increase requested on February 16, 1995 of $14.9 million was revised to $13,222,000 on July 19, 1995 due to lower projected costs.

(****) The allowed annualized revenue increase of $4,161,572 is comprised of an initial award of $3,990,000 plus a revenue adjustment of $171,572 due, to a reconsideration motion.

  In May 1995, ProvGas filed a request for a new rate design with the RIPUC. The new request continues the movement towards equalized rates of return for each of the customer classes as well as allowing for the unbundling of certain services to ProvGas' largest customers. The rate design request is revenue neutral. A major focus of the rate design request is to improve the economic development climate and prospects for job creation in Rhode Island. This request is currently pending.

  ProvGas' cost of gas adjustment (CGA) clause contains a provision that enables it to retain margins associated with non-firm sales and transportation. Specifically, non-firm margins above a threshold are shared at the ratio of 66 2/3% to firm customers and 33 1/3% to ProvGas. The non-firm margin threshold is calculated annually based on the average of non-firm sales and transportation margins for the preceding three years. For fiscal 1995, the Company retained non-firm sales and transportation margins of approximately $200,000 based on realized margins of $3.0 million and a threshold of $2.4 million.

       Competition and Marketing.   The Registrant experienced moderate
growth in both residential and commercial/industrial markets. In all, the average annual number of customers rose to 161,000.

  About half the residential homes on or near the Registrant's distribution lines use an alternate fuel for heating. In addition, there are about 28,000 housing units in the service territory that heat with high cost electricity, making them excellent potential conversion customers. In 1995, residential heating conversions increased to 765 homes.

  In 1996, the Registrant's core marketing efforts will focus on building loyalty with existing customers by offering incentives to encourage the addition of gas appliances and energy related services. The Registrant will continue joint marketing with the local network of heating contractors to promote heating conversions of customers on existing gas mains.

  The Registrant is working closely with the RIPUC to develop a new rate structure that will allow the Registrant to more effectively compete with alternate fuel providers. In addition, the Registrant has proposed to offer unbundled services designed to respond to the needs of its largest customers, such that those customers would have the option to purchase natural gas directly from suppliers and use ProvGas to transport the gas. This proposal will foster a more competitive and flexible gas market in Rhode Island. To remain competitive, the Registrant must be able to offer commercial/industrial businesses value-added services at competitive prices.

  For example, in 1995, the Registrant negotiated and received RIPUC approval for five special agreements that allowed the Registrant to offer unbundled services to several large manufacturing companies. Without this customized approach, these companies would have utilized other fuel and delivery alternatives, resulting in an annualized loss of operating margin of approximately $600,000.

  Emerging markets provide significant long-term opportunities for growth. The Registrant expects strong growth in natural gas internal combustion engines. These engines, used in large-scale air conditioning, industrial water pumps, and air compressors--are significantly less expensive to operate than comparable electric motors.

  The Registrant continues to be a leader in the promotion of natural gas vehicles. The Registrant opened the first public fueling station in New England and has 15 local companies and state agencies using the station.

  Natural gas fuel cell technology holds great promise for the future. These fuel cells convert natural gas into electricity through an electrochemical process, dramatically reducing emissions and noise normally associated with power generating equipment. In 1995, the Registrant helped the Newport Naval Education and Training Center become the third military facility in the country to operate this new technology and is now selling about 15 million cubic feet (MMcf) of natural gas annually to the center. The Registrant believes this extraordinarily efficient technology will become more common.

  The Registrant helped The Providence Housing Authority convert to gas fired hot water heaters by using the substantial annual savings from the conversion to pay off loans the Registrant provided. In 1995, the Registrant expanded this program in cooperation with the Federal Department of Housing and Urban Development to include federally subsidized housing in other areas of the state.

Employees

  As of September 30, 1995, the Registrant had 539 full-time employees. Approximately 275 distribution and customer service employees are covered by a collective bargaining agreement with Local 12431 of the United Steelworkers of America. Negotiations held subsequent to year-end have resulted in a new five year agreement to become effective in January 1996. The agreement may be opened by either party in year three or four, with a sixty day prior notice. The agreement calls for a general wage increase of 3.5 percent in 1996 and 3.25 percent each year from 1997 to 2000.

  Additionally, during 1995, a new bargaining unit, Local 12431 A of the United Steelworkers of America was established to represent 98 office and clerical employees. Negotiations for a first labor agreement covering these employees will commence in early 1996.

Storage Facilities

  The Registrant has contracts with a number of interstate pipelines for rights to store natural gas in underground storage facilities located on or near its systems. These contracts enable the Registrant to store up to 2,652 MMcf, which is available for firm delivery. Also, additional storage capabilities of 585 MMcf are available on an interruptible basis.

  The Registrant has an agreement with Algonquin for the storage of up to the equivalent of 1,300 MMcf of vaporized LNG in a tank owned by Algonquin and located on land leased to Algonquin by the Registrant. The agreement expires in September 2001, but the Registrant has an option to extend the agreement for an additional thirty years. The Registrant owns and operates an LNG storage and vaporization facility which has the capacity to store the equivalent of 200 MMcf of vaporized LNG.

Special Factors Affecting the Natural Gas Industry

  General. The natural gas industry is subject to numerous legislative and regulatory requirements, standards and restrictions that are subject to change and that affect the Registrant to varying degrees. Significant industry factors that have affected or may affect the Registrant from time to time include: lack of assurance that rate increases can be obtained from regulatory authorities in adequate amounts on a timely basis; changes in the regulations governing the Registrant's operations; reductions in the prices of oil and propane, which can make those fuels less costly than natural gas in some markets; increases in the price of natural gas; and competition with other gas sources for industrial customers, including potential attempts to bypass the Registrant's facilities.

  FERC Regulations. In recent years FERC has been attempting to increase competition with regard to the transportation and sale of natural gas in interstate commerce. Beginning in late 1985, FERC began promulgating orders allowing all industry participants access to pipeline transportation on an open, nondiscriminatory basis to the extent of available capacity.

  Recent FERC orders are in furtherance of its policy to make gas transportation and alternate supply sources more accessible to all parties, including local distribution companies and their customers. Such open access allows the Registrant to obtain its supply through a more competitive national gas pipeline system, where and when capacity is available.

  FERC Order 636 and other related orders (the Orders) have significantly changed the structure and types of services offered by pipeline transportation companies. The most significant components of the restructuring occurred in November 1993. In response to these changes, the Registrant has successfully negotiated new pipeline transportation and gas storage contracts.

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

  To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipelines' customers including the Registrant. Based upon current information, the Registrant anticipates transition costs to net between $17 million and $19 million of which $12.6 million has been included in the CGA and is currently being collected from customers. The remaining minimum obligation of $4.4 million has been recorded in the accompanying consolidated balance sheets (filed herewith as Item 8) along with a regulatory asset anticipating future recovery through the CGA.

  The Registrant's ultimate liability may differ from the above estimates based on FERC settlements with the Registrant's pipeline transportation suppliers. FERC has approved settlements with three of its pipelines, which account for the bulk of the Registrant's transition costs. Negotiations are continuing on one additional pipeline, but recent favorable developments have considerably reduced the uncertainty previously disclosed. Therefore, the Registrant believes that its current range for transition costs is reasonable.

Environmental Regulations

Federal, state and local laws and regulations establishing standards and requirements for the protection of the environment have increased in number and in scope within recent years. The Registrant cannot predict the future impact of such standards and requirements, which are subject to change and can take effect retroactively. The Registrant continues to monitor the status of these laws and regulations. Such monitoring involves the review of past activities and current operations, and may include expending funds to investigate or clean-up certain sites. To the best of its knowledge, subject to the following, the Registrant believes it is in substantial compliance with such laws and regulations.

At September 30, 1995, the Registrant was aware of three sites at which future costs may be incurred.

The Registrant has been designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act of 1980 at two sites at Plympton, Massachusetts on which waste material is alleged to have been deposited by disposal contractors employed in the past either directly or indirectly by the Registrant and other PRPs. With respect to one of the Plympton sites, the Registrant has joined with other PRPs in entering into an Administrative Consent Order with the Massachusetts Department of Environmental Protection. The costs to be borne by the Registrant, in connection with both Plympton sites, are not anticipated to be material to the financial condition of the Registrant.

During 1995, the Registrant voluntarily began a study at its primary gas distribution facility located in Providence. In accordance with state laws, such a voluntary study is monitored by the Rhode Island Department of Environmental Management. The purpose of this study is to determine the extent of environmental contamination at the site, if any. The study is continuing, and although results are not conclusive, preliminary findings indicate that clean-up may be required. The level of clean-up is likely to vary significantly depending upon the proposed future use of the site. In fact, if the site remains in its present use, only minimal clean-up may be required. As of September 30, 1995, the Registrant cannot estimate the future cost of investigation and clean-up as a result of the uncertainties discussed. As of September 30, 1995, approximately $590,000 had been spent on studies at this site.

In its rate case filed in February 1995, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Accordingly, environmental investigation costs of approximately $841,000 have been charged to the accumulated depreciation reserve at September 30, 1995. Management believes that this rate recovery mechanism is appropriate for recovery of future costs.
Should future developments warrant additional rate recovery mechanisms, management will seek such recovery.

In addition to rate recovery, management has a program to ascertain the possibility of recovery under prior insurance coverage. Also, management has begun discussions with other parties who may assist the Registrant in paying future costs at the above sites. Management believes that its program for managing environmental issues combined with rate recovery, possible insurance recovery and financial contributions from others, will likely avoid any material adverse effect on its results of operations or its financial condition as a result of the ultimate resolution of the above three sites.

Other Standards. The Registrant is also subject to standards prescribed by the Secretary of Transportation under the Natural Gas Pipeline Safety Act of 1968 with respect to the design, installation, testing, construction and maintenance of pipeline facilities. The enforcement of these standards has been delegated to the RIPUC and management believes that the Registrant is in substantial compliance with all present requirements imposed by such agency.

ITEM 2. PROPERTIES

  In addition to the Registrant's gas distribution system and storage facilities, which constitute the principal properties of the Registrant, the Registrant owns several buildings and other facilities in Newport, Providence and Westerly which house its offices and provide floor space for its distribution and maintenance facilities.

  Substantially all the foregoing properties are mortgaged as collateral for the outstanding First Mortgage bonds of the Registrant.

ITEM 3. LEGAL PROCEEDINGS

  The Registrant is involved in legal and administrative proceedings in the normal course of business, including certain proceedings involving material amounts in which claims have been or may be made. However, management believes, after review of insurance coverage and consultation with legal counsel, that the ultimate resolution of the legal proceedings to which it is or can at the present time be reasonably expected to be a party, will not have a materially adverse effect on the Registrant's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                  PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
        MATTERS

  Not applicable. The Registrant is a wholly-owned subsidiary of Providence Energy Corporation.

ITEM 6. SELECTED FINANCIAL DATA
                                   THE PROVIDENCE GAS COMPANY
                                     SELECTED FINANCIAL DATA
                                      SUMMARY OF OPERATIONS
                                FOR THE YEARS ENDED SEPTEMBER 30

                               1995      1994      1993      1992      1991


                                  (Thousands, except per share amounts)
Operating revenues           $180,043  $219,143  $206,050  $187,705  $166,738
Cost of gas sold               98,985   133,315   124,677   110,161   100,316
Operating margin               81,058    85,828    81,373    77,544    66,422
Operating expenses,
  excluding taxes              53,536    54,588    51,754    51,103    45,873
Taxes, other than income       11,597    12,413    12,468    11,439    10,918
Federal income taxes            3,027     4,369     3,507     2,787       772
Total operating expenses       68,160    71,370    67,729    65,329    57,563

Operating income               12,898    14,458    13,644    12,215     8,859

Other income, (loss) net          798       409        (3)      514       964
Income before interest
 expense                       13,696    14,867    13,641    12,729     9,823
Interest expense                7,181     6,121     6,546     6,615     6,854
Net income                      6,515     8,746     7,095     6,114     2,969

Dividends on preferred stock     (696)     (696)     (696)     (696)     (280)
Net income applicable to
  common stock                  5,819     8,050     6,399     5,418     2,689
Common dividends                4,577     4,501     4,427     4,726     5,622
Income (loss) charged to
  retained earnings          $  1,242  $  3,549  $  1,972  $    692  $ (2,933)
                             ========  ========  ========  ========  ========
Weighted average common
  shares outstanding          1,243.6   1,243.6   1,243.6   1,243.6   1,243.6
                             ========  ========  ========  ========  ========
Earnings per common share    $   4.68  $   6.47  $   5.15  $   4.36  $   2.16
                             ========  ========  ========  ========  ========
Common dividends             $   3.68  $   3.62  $   3.56  $   3.80  $   4.52
                             ========  ========  ========  ========  ========


                                      OTHER FINANCIAL DATA
                                          SEPTEMBER 30

                               1995     1994      1993       1992     1991
                                           (Thousands, except per share amounts)
Gas plant-at original cost   $247,933  $230,926  $213,218  $202,019  $191,693
Gas plant-net of depreciation 161,956   151,394   141,929   137,791   133,188
Total assets                  214,727   221,177   141,868   184,651   174,686
Capitalization:
  Long-term debt               74,482    60,078    62,163    60,958    42,818
  Redeemable cumulative preferred
    stock                       8,000     8,000     8,000     8,000     8,000
  Common Stockholder's
   investment                  71,020    69,841    64,861    46,403    45,722
Shares of common stock at year-
  end                         1,243.6   1,243.6   1,243.6   1,243.6   1,243.6

Book value per share         $  57.11  $  56.16  $  52.16  $  37.31  $  36.77
                             ========  ========  ========  ========  ========

Item 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

     The Registrant's 1995 operating revenues, operating margin and net income applicable to common stock have all decreased over the comparable periods presented, as shown in the table below:

                                           (000's)
                                                      Percent
                      1995        1994      Change     Change

Operating revenues  $180,043    $219,143   $(39,100)    (17.8)

Operating margin      81,058      85,828     (4,770)     (5.6)

Net income applicable
 to common stock       5,819       8,050     (2,231)    (27.7)

RESULTS OF OPERATIONS - 1995 VS 1994

Operating Revenues and Operating Margin

The Registrant experienced the second warmest heating season in 42 years with temperatures averaging 10.5 percent warmer-than-normal. Overall, 1995 was 14.5 percent warmer than 1994, thereby decreasing operating margin by almost $5 million.

As a result of the severe warmer-than-normal temperatures experienced during 1995, residential sales, which provide the Registrant with its greatest source of revenue, decreased 1.4 billion cubic feet (Bcf) or 10 percent from 1994. Offsetting this decrease was a net increase in the average annual number of customers during 1995 over 1994 of approximately 2,200 or 1.4 percent. The moderate increase was the result of new housing construction and conversions from other energy sources offset by shut-offs for non-payment and housing vacancies due to the stagnant economy.

Non-firm sales volumes increased approximately 400 million cubic feet
(MMcf) or 9 percent. The increase in non-firm sales of approximately 1,000 MMcf was offset by a decrease in sales of gas for resale purposes of approximately 600 MMcf. The increase in non-firm sales generated approximately $200,000 in additional operating margin as a result of the Registrant's non-firm margin sharing agreement. The decrease in sales of gas for resale purposes did not have an impact on the Registrant's operating margin because the Rhode Island Public Utilities Commission (RIPUC) requires any margin earned from the sale of gas for resale purposes be returned to firm customers through the Cost of Gas Adjustment Clause
(CGA).

Continuing efforts to be customer focused and to meet customer expectations resulted in the Registrant negotiating and receiving regulatory approval for five special agreements that allowed us to offer unbundled service to several large manufacturing companies. Without these agreements, these companies would have utilized other fuel and delivery alternatives, resulting in an annualized loss of operating margin of approximately $600,000.

Operating and Maintenance Expenses

Operating and maintenance expenses have decreased $1.8 million or 3.9 percent over the last fiscal year. This decrease is due to a lower uncollectible revenue provision resulting from the decrease in operating revenue and a slight improvement in the Registrant's collection of accounts receivable. The remainder of the decrease is primarily attributable to a reduction in labor and related expenses. The restructuring initiative that occurred at the Registrant in June 1994 and the impact of efficiency reviews as part of the continuous improvement programs has also contributed to the reduction in labor expenses. The Registrant continually reviews its operating expenses in order to keep expenses as low as possible. However, the Registrant's expenses can vary based on weather and other factors. As a result, the 3.9 percent decrease in expenses experienced in 1995 will not necessarily reoccur in future years.

Taxes

Taxes have decreased $2.1 million or 12.9 percent during the last year. This was mainly due to a reduction in Federal income taxes as a result of lower pre-tax income and a reduction in the state gross earnings tax as a result of lower operating revenues due to warmer-than-normal weather.

Other Income

Other income increased by approximately $389,000 over 1994. This was attributed to decreases in expenses related to our customer equipment leasing program along with decreases in promotional advertising.

Interest Expense

Interest expense increased approximately $1.1 million or 17.3 percent as compared to 1994. A significant increase in short-term interest rates plus a slight increase in overall weighted average short-term borrowings caused the increase in interest expense.

Future Outlook

The Financial Accounting Standards Board (FASB) recently released Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which will be effective for the Registrant in fiscal 1997. Based on a preliminary review of this Statement, management does not believe SFAS No. 121 will have an impact on the Registrant's results of operations or financial position. The FASB has also released statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-based Compensation". Although this Statement will increase footnote disclosures regarding the Registrant's stock plans, management does not believes SFAS No. 123 will have an impact on the Registrant's results of operations or financial position.

RESULTS OF OPERATIONS - 1994 VS 1993

Operating Revenues and Operating Margin

On October 14, 1993, the RIPUC approved the Registrant's request to adopt a new rate design, including a declining block rate structure, seasonal gas cost accounting and higher customer charges, effective November 14, 1993. The declining block rate structure allows the Registrant to recover more fixed costs through rates immediately when a customer begins using natural gas. Also, the new block rate structure will help balance customer bills during the year and will help protect the Registrant and its customers during periods of extreme weather conditions in the winter months. This new block rate structure should result in a stabilization of earnings from year to year. In addition to the improved stability in earnings, the new rates are designed to increase annual operating margin by approximately $700,000. Other components of the rate award included an allowed return on equity of 11.2 percent. In 1994, for accounting and gas cost recovery purposes, the Registrant recorded the embedded cost of gas using seasonal gas cost factors of $4.26 per thousand cubic feet (Mcf) during November 1993 through April 1994 and $2.77 per Mcf during May 1994 through September 1994. The ultimate effect of the seasonal gas cost accounting will be that quarterly operating margin will decrease in the winter months and increase in the summer months when compared to the previous method. Assuming normal weather, annual earnings should not be affected by this change.

Another significant attribute of the new rate design structure as compared to the previous method is a higher customer charge. The average monthly customer charge has been increased to recognize that a portion of the Registrant's costs are relatively fixed and should be recovered from customers regardless of gas consumption. The Registrant's volumetric charge has decreased in order to offset the increased customer charge.

For the first time in twelve years, the Company experienced a colder-than-normal heating season. During 1994, temperatures averaged 4.7 percent colder-than-normal. In addition, 1994 weather was also 4.5 percent colder than 1993, thereby increasing operating margin by approximately $700,000.

As a result of the colder temperatures experienced during 1994, residential sales, which provide the Registrant with its greatest source of revenues, increased 331 MMcf or 2.4 percent over 1993. Also affecting the increase was a net increase in the average annual number of customers during 1994 over 1993 of approximately 2,000 or 1.3 percent. The moderate increase was the result of new housing construction and conversions from other energy sources offset by shut-offs for non-payment and housing vacancies due to the stagnant economy.

Non-firm sales volumes increased approximately 1,000 MMcf or 28 percent reflecting an increase in sales to other natural gas utilities. Offsetting the above was a small decrease in off-system cogeneration sales (approximately 300 MMcf) due to the expiration of a short-term contract with a cogeneration customer located outside the Registrant's service territory. Both of these items, however, did not have a material impact on the Company's operating margin or results of operations because the RIPUC limits the amount of margin the Registrant can retain. Any margin earned, which is greater than or less than the RIPUC limits, is returned to or collected from customers through the CGA.

Operating and Maintenance Expenses

Overall, other operation and maintenance expenses increased approximately $2.4 million or 5.6 percent during 1994 as compared to 1993. The increase was the result of a higher uncollectible revenue provision, normal wage increases granted due to negotiated union contract terms, employee merit raises and expected one-time legal and related expenses associated with compliance with FERC Order 636. Additionally, the Registrant implemented a new accounting standard for accounting for post-retirement healthcare benefits which increased the annual expense by $167,000. This increase was fully recovered in rates. See Footnote 5 to the Notes to the Consolidated Financial Statements filed herewith as Item 8. Furthermore, maintenance expenses increased, reflecting a higher level of service and system repair work, caused primarily by the colder-than-normal weather experienced during the peak heating season.

Offsetting the above increases was a restructuring initiative that occurred at the Registrant in June 1994. The intent of the restructuring was to significantly improve the Registrant's customer services, lower operating expenses and increase operating efficiencies. The Registrant, during 1994, realized approximately $200,000 in savings as a result of the restructuring. For more information on the restructuring see Footnote 8 to the Notes to the Consolidated Financial Statements filed herewith as
Item 8.

Taxes

Taxes have increased approximately $800,000 or 5.1 percent during 1994.
The increase in taxes, mainly Federal income and state gross receipts, were the result of higher pretax income and higher operating revenues, respectively. Offsetting the above increase was a decrease in property taxes resulting from an aggressive program over prior years to work with the local cities and towns to reduce the assessment on which the Registrant pays taxes.

During 1994, the Registrant adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes", which requires an asset and liability approach to account for income taxes. There were significant adjustments incorporated into the consolidated balance sheet. However, there was no income statement impact as a result of the adoption of SFAS No. 109. For a more detailed explanation, see Footnote 2 to the Notes to the Consolidated Financial Statements filed herewith as Item 8.

Interest Expense

Interest expense for 1994 decreased approximately $400,000 or 6.5 percent as compared to 1993. A small increase in short-term interest rates offset by a decline in weighted average borrowings caused a decrease in short-term interest expense. Long-term interest expense decreased as a result of the refinancing of higher cost debt and sinking fund payments.

Liquidity and Capital Resources

During 1995, the Registrant experienced a $12.7 million increase in its net cash provided by operations. Increases in non-cash expenses, such as deferred taxes and depreciation, and the collection of gas costs from the under-collection that existed in 1994, provided the major reasons for the increase in net cash provided by operations.

In December 1995, the Registrant issued $15 million of First Mortgage Bonds bearing an interest rate of 7.5 percent. These First Mortgage Bonds are designated as Series R and will mature in December 2025. The net proceeds received were used to paydown the Registrant's short-term debt. See Footnote 3 to the Notes to the Consolidated Financial Statements filed herewith as Item 8.

The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. As of September 30, 1995, the Registrant had lines of credit totaling $58,000,000 ($40,500,000 committed) with borrowings outstanding of $19,337,000.

The Registrant's parent company's ability to pay dividends is largely dependent upon receipt of dividends from the Registrant. Approximately $14 million of the Registrant's retained earnings were available for dividends at the end of fiscal 1995 under the most restrictive terms of the Registrant's First Mortgage Bond indenture.

Capital expenditures for 1995 of $19.1 million were stable when compared to $19.4 million in 1994. Total anticipated capital expenditures for the next three years are expected to total between $50 million to $60 million.

In February 1995, the Registrant filed for rate relief requesting an approximate 8 percent general rate increase. In November 1995, the RIPUC authorized the Registrant to increase its rates to recover additional annual revenues in the amount of $3,990,000. Subsequent to the issuance of the rate decision, the RIPUC approved the Registrant's motion to reconsider a revenue adjustment of $171,572. That approval increases the overall rate increase to $4,161,572. As part of this award, the Registrant is allowed to earn a 10.9% return on common equity. The major factors contributing to the rate request were an increase in depreciation due to capital spending, an increase in working capital needs and an increase in capital expenditures. Please see Footnote 10 to the Notes to the Consolidated Financial Statements filed herewith as Item 8.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             THE PROVIDENCE GAS COMPANY
                             CONSOLIDATED BALANCE SHEETS
                                    SEPTEMBER 30
                                                     1995           1994
                                                     (Thousands of Dollars)
                 ASSETS

Gas plant, at original cost (notes 1, 3, 6, and 10) $247,933    $230,926
  Less - Accumulated depreciation and
         utility plant acquisition adjustments        85,867      79,447
                                                     162,066     151,479

Current assets:
  Cash and temporary cash investments (notes 1 and 7)    791         844
  Accounts receivable, less allowance of
    $2,309 in 1995 and $3,033 in 1994 (notes 1 and 6) 13,733      17,511
  Receivables from affiliated companies                   74         153
  Unbilled revenues (note 1)                           2,637       2,877
  Deferred gas costs (notes 1 and 6)                   1,196      15,349
  Inventories, at average cost -
    Liquefied natural gas, propane and underground
      storage                                          9,976      11,123
    Materials and supplies                             1,427       1,590
  Prepaid and refundable taxes (note 2)                5,272       3,507
  Prepayments                                          1,328       1,458
                                                      36,434      54,412
Deferred charges and other assets
  (notes 1, 5, 6, 8 and 10)                           16,227      15,286

  Total assets                                      $214,727    $221,177
                                                    ========    ========

      CAPITALIZATION AND LIABILITIES

Capitalization (see accompanying statement)         $153,502    $137,919
Current liabilities:
  Notes payable (notes 4 and 7)                        4,337      24,700
  Current portion of long-term debt (note 3)           1,950       2,085
  Accounts payable (notes 5 and 6)                    13,896      18,039
  Accrued taxes (note 10)                              5,863       6,057
  Accrued vacation                                     1,634       1,543
  Customer deposits                                    3,937       3,520
  Other                                                2,798       2,779
                                                      34,415      58,723
Deferred credits and reserves:
  Accumulated deferred Federal income taxes (note 2)  17,892      14,786
  Unamortized investment tax credits (note 2)          2,668       2,826
  Other (notes 5 and 8)                                6,250       6,923
                                                      26,810      24,535

Commitments and contingencies (note 6)                     -           -

  Total capitalization and liabilities              $214,727    $221,177
                                                    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                        THE PROVIDENCE GAS COMPANY
                     CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE FISCAL YEARS ENDED
                               SEPTEMBER 30

                                        1995       1994       1993
                               (Thousands, except per share amounts)

Operating revenues                  $180,043    $219,143   $206,050
Cost of gas sold                      98,985     133,315    124,677
  Operating margin                    81,058      85,828     81,373
Operating expenses:
  Operation and maintenance           43,486      45,243     42,842
  Depreciation and amortization       10,050       9,345      8,912
  Taxes -
   State gross receipts                5,005       6,326      5,752
   Local property and other (note 10)  6,592       6,087      6,716
   Federal income (note 2)             3,027       4,369      3,507
                                      68,160      71,370     67,729
Operating income                      12,898      14,458     13,644
Other income, net (note 1)               798         409         (3)
Income before interest expense        13,696      14,867     13,641
Interest expense:
  Long-term debt                       5,086       4,987      5,170
  Other                                2,197       1,241      1,455
  Interest capitalized                  (102)       (107)       (79)
                                       7,181       6,121      6,546

Net income                             6,515       8,746      7,095
Preferred dividends (note 3)            (696)       (696)      (696)
Net income applicable to
  common stock                      $  5,819    $  8,050   $  6,399
                                    ========    ========   ========

Earnings per common share (note 11) $   4.68    $   6.47   $   5.15
                                    ========    ========   ========

Weighted average common
  shares outstanding (note 11)       1,243.6     1,243.6    1,243.6
                                    ========    ========   ========

The accompanying notes are an integral part of these consolidated financial statements.





























                                   II-8

                             THE PROVIDENCE GAS COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE FISCAL YEARS ENDED SEPTEMBER 30
                                                 1995       1994       1993
                                                   (Thousands of Dollars)
Cash provided by (used for)
Operating Activities:
  Net income                                 $   6,515   $  8,746   $  7,095
  Items not requiring cash:
    Depreciation and amortization               10,026      9,321      9,055
    Deferred Federal income taxes                2,010      1,109        315
    Amortization of investment tax credits        (158)      (158)      (156)
  Changes in assets and liabilities
    which provided (used) cash:
        Accounts receivable                      3,857       (724)    (2,585)
        Unbilled revenues                          240        (90)       564
        Deferred gas costs                      14,153      2,120     (9,769)
        Inventories                              1,310        413     (4,084)
        Deferred capacity charges                   -          -       1,343
        Prepaid and refundable taxes              (869)     1,929        296
        Prepayments                                130       (621)       342
        Accounts payable                        (4,143)    (1,524)     1,658
        Accrued taxes                             (194)      (156)       174
        Refundable gas costs                        -          -      (1,767)
        Accrued vacation, customer
          deposits and other                       560        328        551
        Net cash provided by operations         33,437     20,693      3,032

Investment activities:
  Expenditures for property, plant and
    equipment, net                             (19,124)   (19,408)   (13,263)
  Deferred charges and other                    (1,649)      (775)      (967)
    Total                                      (20,773)   (20,183)   (14,230)

Financing activities:
  Equity infusion from parent                      -        1,500     16,500
  Issuance of mortgage bonds                       -       16,000     25,000
  Payments on long-term debt                    (2,081)      (466)   (16,193)
  Decrease in notes payable, net                (5,363)   (12,100)    (8,610)
  Cash dividends on preferred shares (note 3)     (696)      (696)      (696)
  Cash dividends on common shares               (4,577)    (4,501)    (4,427)
    Total                                      (12,717)      (263)    11,574
Increase (decrease) in cash and
  cash equivalents                                 (53)       247        376
Cash and cash equivalents at beginning
  of year                                          844        597        221
Cash and cash equivalents at end of year      $    791   $    844  $     597
                                              ========   ========  =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for -
    Interest (net of amount capitalized)      $  6,456   $  5,965  $   6,883
    Income taxes (net of refunds)             $  1,414   $  1,205  $   2,300



The accompanying notes are an integral part of these consolidated financial statements.

                        THE PROVIDENCE GAS COMPANY
                 CONSOLIDATED STATEMENTS OF CAPITALIZATION
                               SEPTEMBER 30

                                                      1995       1994
                                                        (Thousands)

Stockholder's investment (notes 3, 5 and 10):
  Common stock, $1 Par, Authorized - 2,500,000 shares
    Outstanding - 1,243,598 shares in 1995 and 1994  $  1,244  $  1,244
  Amount paid in excess of par                         37,820    37,883
  Retained earnings                                    31,956    30,714

                                                       71,020    69,841
Cumulative preferred stock (notes 3 and 7):
  Redeemable 8.7% series, $100 par
  Authorized - 80,000 shares
  Outstanding - 80,000 shares as of 1995 and 1994       8,000     8,000

Long-term debt (notes 3, 6 and 7):
First Mortgage Bonds, secured by utility property -
  Series M, 10 1/4%, due July 31, 2008                 10,000    10,000
  Series N, 9.63%, due May 30, 2020                    10,000    10,000
  Series O, 8.46%, due September 30, 2022              12,500    12,500
  Series P, 8.09%, due September 30, 2022              12,500    12,500
  Series Q, 5.62%, due November 30, 2003               14,400    16,000
  Debt refinanced subsequent to year-end (note 3)      15,000        --
Capital Leases                                          2,032     1,163

                                                       76,432    62,163
  Less-current portion                                  1,950     2,085
                                                       74,482    60,078

Total capitalization                                 $153,502  $137,919
                                                     ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                                 THE PROVIDENCE GAS COMPANY
                             CONSOLIDATED STATEMENTS OF CHANGES
                             IN COMMON STOCKHOLDER'S INVESTMENT
                        FOR THE THREE YEARS ENDED SEPTEMBER 30, 1995

                                                             Amount
                                            Shares           Paid in
                                     Issued and Outstanding  Excess     Retained
                                     Number     Amount      of Par      Earnings
                                                         (Thousands)

Balance, September 30, 1992           1,244    $1,244      $19,966     $25,193
Add (deduct):
  Net income                              -         -            -       7,095
  Cash dividends on common shares
    ($3.56 per share)                     -         -            -      (4,427)
  Cash dividends on preferred
    shares ($8.70 per share)              -         -            -        (696)
  Equity infusion                         -         -       16,486           -

Balance, September 30, 1993           1,244     1,244       36,452      27,165


Add (deduct):
  Net income                              -         -            -       8,746
  Cash dividends on common shares
    ($3.62 per share)                     -         -            -      (4,501)
  Cash dividends on preferred
    shares ($8.70 per share)              -         -            -        (696)
  Equity infusion                         -         -        1,500           -
  Accrual for Executive
    Stock Compensation Plan               -         -          (69)          -

Balance, September 30, 1994           1,244     1,244       37,883      30,714
Add (deduct):
  Net income                              -         -            -       6,515
  Cash dividends on common shares
    ($3.62 per share)                     -         -            -      (4,577)
  Cash dividends on preferred
    shares ($8.70 per share)              -         -            -        (696)
  Accrual for Executive
    Stock Compensation Plan               -         -          (63)          -

Balance, September 30, 1995           1,244    $1,244      $37,820     $31,956
                                    =======    ======      =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SIGNIFICANT ACCOUNTING POLICIES

  Consolidation. The consolidated financial statements include the accounts of The Providence Gas Company and its wholly-owned subsidiary (the Registrant or ProvGas). Revenues from the natural gas distribution business are reflected in the accompanying consolidated statements of income to arrive at operating income. Results of nonutility operations are presented after operating income in the accompanying consolidated statements of income. All significant intercompany transactions have been eliminated in consolidation.

  Regulation.  The Registrant is subject to regulation by the Rhode
Island Public Utilities Commission (RIPUC).   The accounting policies
of ProvGas conform to generally accepted accounting principles as applied in the case of regulated public utilities and are in accordance with the regulators' accounting requirements and rate-making practices.

  Operating Revenues. Operating revenues consist principally of gas sales. The gas company records accrued utility revenues based on estimates of gas volumes consumed and not billed at the end of an accounting period in order to match revenues with related costs.

  Lease Accounting. The Registrant leases water heaters and other appliances to customers under finance leases. The Registrant recognizes the profits associated with these leases when the sale is made, after providing reserves for unearned income, doubtful accounts and warranty repairs.

  Gas Plant. Gas plant is stated at the original cost of construction. In accordance with the uniform system of accounts prescribed by the RIPUC, the difference between the original cost of gas plant acquired and the cost to ProvGas is recorded as a Utility Plant Acquisition Adjustment and is being amortized over periods ranging from 1-24 years.

  Depreciation. Depreciation is provided on the straight-line basis at rates designed to amortize the cost of depreciable plant over its estimated useful life. The composite depreciation rate expressed as a percentage of the average depreciable gas plant in service was approximately 3.75 percent for all years presented.

  The Company retires property units by charging original cost, cost of removal; including environmental investigation and remediation costs; and salvage value to accumulated depreciation.

  Cost of Gas Adjustment.  The Registrant has a Cost of Gas Adjustment
(CGA) clause which allows for the adjustment of rates charged to customers in order to recover actual gas costs incurred, including demand and commodity charges. The CGA provides for reconciliation of total gas costs billed with the actual cost of gas recorded. Any excess or deficiency in amounts billed as compared to costs is deferred and either refunded to, or recovered from, the customers over a subsequent period.

  Allowance for funds used during construction. The Registrant capitalizes interest and an allowance for equity funds in accordance with established policies of the RIPUC. The rates used are based on the actual cost of debt and the allowed equity return. Interest capitalized is shown as a reduction of interest expense and the equity allowance is included in other income.

  Deferred charges and other assets. The Registrant defers and amortizes certain costs in a manner consistent with authorized or probable rate making treatment. Deferred financing costs are amortized over the life of the security while the remaining deferred charges and other assets are amortized over a recovery period specified by the RIPUC.

Deferred Charges Include the following:

                                        1995             1994

Cost of fuel assistance program      $  1,836         $  1,885
Restructuring program                   1,600            1,600
Pension costs                           6,279            5,890
Unamortized debt expense                2,217            2,422
Post retirement benefits                1,041              708
Deferred rate case expense                798              368
Pipeline interconnection costs            625              921
Other deferred charges                  1,831            1,492
   Total                             $ 16,227         $ 15,286
                                     ========         ========

  Temporary Cash Investments. Temporary cash investments are short-term, highly liquid investments with a maturity to the Registrant of not more than 90 days.

  Reclassifications. Certain prior year amounts have been reclassified for consistent presentation with the current year.

2.FEDERAL INCOME TAXES

In 1994, the Registrant adopted the Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes", which requires an asset and a liability approach to accounting for income taxes. Under the provisions of SFAS No. 109, deferred taxes are provided for all temporary differences.

When implementing SFAS No. 109, the Registrant reduced deferred taxes that were previously provided at rates higher than the current 34 percent tax rate. Additional deferred taxes and prepaid taxes were also provided for certain temporary differences previously not provided. These adjustments to deferred taxes will be returned to or collected from customers in the future. Accordingly, the Registrant has recorded a net regulatory liability corresponding to the tax adjustments. The implementation of SFAS No. 109 has had no impact on the Registrant's results of operations or cash flows.

The following is a summary of the provision for Federal income taxes for the three years ended September 30:

(thousands of dollars)          1995      1994      1993
Current                      $ 1,288   $ 3,333   $ 2,772
Deferred                       2,010     1,109       866
Total Federal income tax
 provision                   $ 3,298   $ 4,442   $ 3,638
                             =======   =======   =======

Income tax is charged to the following:

Charged to operating
  expenses                   $ 3,027   $ 4,369   $ 3,507
Included in other
 income, net                     271        73       131
Total Federal income tax
 provision                   $ 3,298   $ 4,442   $ 3,638
                             =======   =======   =======

The effective Federal income tax rates and the reasons for their differences from the statutory Federal income tax rates are as follows:

                               1995       1994        1993
Statutory Federal income tax
 rates                         34.0%      34.0%       34.0%
Effect of change of
  statutory rate to
  35%                             -         .3           -
Reversing temporary differences (.1)       (.4)        (.4)
Impact of equity allowance-
 AFUDC                            -          -          .2
Amortization of investment
  tax credits                   (.6)       (.4)        (.5)
Other                            .3         .1          .6
Effective Federal income tax
 rate                          33.6%      33.6%       33.9%
                               ====       ====        ====

     The Registrant's deferred tax assets and liabilities for each of the two years in the period ended September 30 are the result of the following temporary differences:


                                           1995         1994


(thousands of dollars)
Long-term deferred taxes
 Tax Assets
   Unamortized ITC                       $    934     $   989
   Other                                      453         820

  Tax Liabilities
   Property related                       (17,183)    (14,868)
   Pension costs                             (614)       (659)
   Deferred charges                        (1,482)     (1,068)

  Net deferred tax liability included in
  accompanying consolidated balance
    sheets                               $(17,892)   $(14,786)
                                         ========    ========


Prepaid Taxes

   Tax assets
     Accounts receivable reserves         $   785      $   913
     Property tax reserves                  1,091          985
     Alternative minimum tax                   -           138
     Other                                    803          752

   Tax liabilities
     Employee severance                      (541)        (409)
     Other                                   (121)         (86)

   Net prepaid taxes                        2,017        2,293

   Prepaid gross receipts
    tax and other                           3,255        1,214

   Net prepaid and refundable taxes
    included in accompanying consolidated
    balance sheets                        $ 5,272      $ 3,507
                                          =======      =======

     During 1994, the Registrant received permission from the Internal Revenue Service to change its tax year to a fiscal year ended
September 30. Previously, the Registrant was a calendar year tax payer.

     Investment tax credits are amortized through credits to other income over the estimated lives of related property.

3.  CAPITALIZATION

A.  Long-term Debt

In December 1995, the Registrant issued $15 million of First Mortgage Bonds. These First Mortgage Bonds are designated as Series R (7.5%) and will mature in December 2025. The net proceeds provided by this indebtedness were used to paydown the Registrant's short-term debt. The accompanying consolidated balance sheets, statements of capitalization and related disclosures have been prepared to reflect the issuance of this debt and the subsequent retirement of the note payable.

The terms of the various indentures, as supplemented, under which the First Mortgage Bonds were issued, contain restrictions which provide that dividends may not be paid on common stock of the Registrant under certain conditions. Approximately $14 million of the Registrant's retained earnings were available for dividends under the most restrictive terms of the First Mortgage Bond indenture.

The Registrant's First Mortgage Bonds are secured by a lien on both tangible and real property.

As of September 30, 1995, the annual sinking fund requirements and maturities of long-term debt for the next five fiscal years are $1,600,000 in 1996, $1,600,000 in 1997, $2,509,000 in 1998, $2,509,000
in 1999, and $2,509,000 in 2000.

B. Redeemable Preferred Stock

The Registrant's preferred stock, which consists of 80,000 shares of $100 par value, has an 8.7 percent cumulative annual dividend rate payable on a quarterly basis, and has no voting power or privileges unless a default in the payment of dividends or sinking fund obligations occurs. The stock is subject to a cumulative annual sinking fund requirement of 16,000 shares per year at par ($1,600,000) plus accrued or unpaid dividends commencing at the end of 1997.

4.NOTES PAYABLE

The Registrant meets seasonal cash requirements and finances its construction program on an interim basis through short-term bank borrowings. As of September 30, 1995, the Company had lines of credit totaling $58,000,000 ($40,500,000 committed) with borrowings outstanding of $19,337,000. The accompanying consolidated balance sheets reflect an adjusted note payable balance of $4,337,000 reflecting the paydown of short-term borrowings with proceeds from a First Mortgage Bond issuance as discussed in Footnote 3. The Registrant pays a fee for its committed lines of credit rather than maintaining compensating balances. The weighted average interest rate for borrowings outstanding at the end of the years was 5.98% in 1995, 3.83% in 1994 and 3.51% in 1993.

5.EMPLOYEE BENEFITS

A.  Retirement Plans

The Registrant has two pension plans providing retirement benefits for substantially all of its employees. The benefits under the plans are based on years of service and the employee's final average compensation. It is the Registrant's policy to fund at least the minimum required contribution.

The following table sets forth the funding status of the pension plans and amounts recognized in the Registrant's consolidated balance sheets at September 30, 1995 and 1994:

(In Thousands)                                 1995       1994
Accumulated benefit obligation, including
  vested benefit obligation of $(36,887) as
  of September 30, 1995 and $(35,693) as
  of September 30, 1994                      $(38,352)  $(37,076)
                                             ========   ========

Projected benefit obligation for service
  rendered to date                           $(50,515)  $(49,684)
Plan assets at fair value (primarily listed
  stocks, corporate bonds and U.S. bonds)      58,003     50,840
Projected benefit obligation less than
  plan assets                                   7,488      1,156
Unrecognized net (gain) loss                  (12,593)    (5,426)
Unrecognized prior service cost                 1,164      1,271
Unrecognized net transition asset
  being recognized over 15 years
  from October 1, 1985                           (681)      (817)
Net accrued pension cost included in other
  deferred credits and accounts payable at
  September 30, 1995 and 1994                $ (4,622)  $ (3,816)
                                             ========   ========

Net pension cost for fiscal years 1995, 1994 and 1993 included the following components (in thousands):
                                       1995       1994      1993

Service cost                         $ 1,535   $ 1,582    $ 1,494
Interest cost on benefit obligations   3,857     3,800      3,661
Annual return on plan assets         (10,293)      994     (8,885)
Net amortization and deferral          5,708    (6,227)     4,447
Net periodic pension cost                807       149        717
Adjustments due to regulatory
  action                                (408)     (126)      (637)
Net periodic pension cost recognized $   399   $    23    $    80
                                     =======   =======    =======

The discount rate and rate of increase in future compensation levels used for all years presented in determining the projected benefit obligation were 8 percent and 6 percent, respectively. The expected long-term rate of return on assets was 9 percent.

The Registrant recovers pension costs in rates when such costs are funded. Therefore, the amount by which funding differs from pension expense, determined in accordance with generally accepted accounting principles, is deferred and recorded as a regulatory asset or liability.

B. Post-retirement Benefits Other Than Pensions

The Registrant currently offers retirees who have attained age 55 and worked 5 years for the Registrant healthcare and life insurance benefits during retirement (The Plan). These benefits are similar to the benefits offered to active employees. Although retirees are not required to make contributions to the Plan currently, future contributions may be required if the cost of the Plan exceeds certain limits.

On October 1, 1993, the Registrant adopted the provisions of the Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" (SFAS No.
106). SFAS No. 106 requires that these benefits be accrued over the service life of covered employees. Prior to the adoption of SFAS No. 106, the Registrant accounted for these costs when paid. These costs were $604,000 in 1993.

Upon adoption of SFAS No. 106, the Registrant calculated an unrecognized transition obligation of $10,526,000, which the Registrant will recognize over a 20-year amortization period.

The Registrant funds its SFAS No. 106 expense to a Voluntary Employee Benefit Association (VEBA) Trust. Contributions to the VEBA Trust were approximately $1,561,000 in 1995 and $1,566,000 in 1994, respectively.

The Registrant recovers its SFAS No. 106 costs in rates to the extent allowed by the RIPUC. The RIPUC generally allows such costs to be recovered if amounts are funded into tax favored investment funds, such as the VEBA Trust. Accordingly, the Registrant will fully recover its 1995 and 1994 SFAS No. 106 expense of $1,561,000 and $1,566,000 because such amounts were funded into the VEBA Trust. Of the total SFAS No. 106 costs, $1,231,000 and $855,000 were recovered in rates during 1995 and 1994, respectively. The cumulative unrecovered difference of $1,041,000 has been deferred and will be recovered in future years.

The Plan's costs and accumulated post-retirement benefit obligation for 1995 are calculated by the Registrant's actuaries using assumptions and estimates which include:
                                                  Percent

Healthcare cost annual growth rate                  12.6
Healthcare cost annual growth rate - long-term       6.0
Expected long-term rate of return (union)            5.5
Expected long-term rate of return (non-union)        8.5
Discount rate                                        8.0

The healthcare cost annual growth rate significantly impacts the estimated Plan obligation and annual expense. For example, in 1995, a 1 percent change in the above rates would change the obligation by $838,000 and would change the annual expense by $91,000.

The obligations and assets of the Plan at September 30, 1995 and 1994 are:
                                      1995                1994
Accumulated post-retirement
  benefit obligation:

  Current retirees                $ (7,425,800)      $ (6,518,300)

  Active employees-eligible for
    benefits                          (844,700)          (795,100)

  Active employees                  (3,694,600)        (3,618,700)

  Total post-retirement benefit
   obligation                      (11,965,100)       (10,932,100)

  Plan assets at fair value          2,080,300            856,400

  Unfunded post-retirement benefit
   obligation                       (9,884,800)       (10,075,700)

  Unrecognized transition
    obligation                       9,473,600          9,999,900

  Unrecognized net (gain) or loss      402,300             75,800

  Accrued post-retirement
   benefit obligations included
   in the accompanying consolidated
   balance sheet                   $    (8,900)      $        --
                                   ===========       ============
The Registrant's actuarial determined Plan costs for 1995 and 1994 include:
                                        1995              1994

Service cost                       $   229,400        $  238,400
Interest cost                          909,200           834,500
Actual return on plan assets           (28,300)          (36,600)
Amortization and deferral              450,200           529,700

Total annual plan costs            $ 1,560,500        $1,566,000
                                   ===========        ==========
                                 II-17

C.  Supplemental Retirement Plans

The Registrant provides certain supplemental retirement plans for key employees. The projected benefit obligation is approximately $688,000 which is being accrued over the service period of these key employees. The key employee supplemental retirement plans are unfunded. The Registrant expensed $150,000, $44,000 and $39,000 related to these benefits in 1995, 1994 and 1993, respectively.

D.  Performance and Equity Incentive Plan

During 1993, the Board of Directors, with subsequent approval of Providence Energy's common shareholders, adopted the Providence Energy Corporation Performance and Equity Incentive Plan (the Plan). The Plan provides that up to 225,000 shares of common stock may be granted to key employees, including employees of the Registrant, at no cost to the employees. Key employees, who received common shares, are entitled to receive dividends, but assumption of full beneficial ownership is contingent upon future service of the employee. The Plan also provides for cash compensation to key employees.

The executive compensation incentive awards paid by the Registrant under this Plan totaled approximately $248,000 for 1995, $240,000 for 1994 and $260,000 for 1993. Amounts paid in cash are charged to expense when earned, however, amounts paid in restricted stock are deferred and amortized to expense over a five-year period.

Of the $260,000 1993 award, $177,000 was paid in cash during fiscal 1994. Of the $240,000 1994 award, $153,000 was paid in cash during fiscal 1995. The Registrant estimates $167,000 of the 1995 award will be paid in cash during 1996. Grant shares totaling 5,371 and 4,902 were purchased by the Registrant for key employees during 1995 and 1994, respectively.

6.COMMITMENTS AND CONTINGENCIES

A. Legal Proceedings

The Registrant is involved in legal and administrative proceedings in the normal course of business, including certain proceedings involving material amounts in which claims have been or may be made. However, management believes, after review of insurance coverage and consultation with legal counsel, that the ultimate resolution of the legal proceedings to which it is or can at the present time be reasonably expected to be a party, will not have a materially adverse effect on the Registrant's results of operations or financial condition.

B. Leases

The Registrant has a capital lease with Algonquin Gas Transmission Company (Algonquin) for storage space in a liquefied natural gas (LNG) tank. The capital lease arrangement also provides that Algonquin lease from the Registrant, for a corresponding term at an annual amount of $150,000, the land on which the tank is situated. The Registrant also leases certain information systems equipment under capital leases.

Property under Capital Leases:

(thousands of dollars)                1995         1994
     Gas plant                       $6,116      $ 6,116
     Information systems              1,551           --
     Accumulated depreciation         5,659        5,256
                                     $2,008      $   860
                                     ======      =======





                                 II-18



Commitments for Capital Leases:

                                      LNG     Computer
(thousands of dollars)               Storage  Equipment   Total
1996                               $  155     $  373     $  528
1997                                  134        373        507
1998                                  136        373        509
1999                                  136        373        509
2000                                  136        186        322
2001-2005                             430          -        430
                                   $1,127     $1,678      2,805
                                   ======     ======
Amounts representing interest                               773
Amounts representing principal                           $2,032
                                                         ======

C. OPERATING LEASES

The Registrant also leases facilities and equipment under operating leases with a total future obligation of $530,000 as of September 30, 1995.

D. GAS SUPPLY RESTRUCTURING

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

To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipeline's customers including the Registrant. Based upon current information, the Registrant anticipates the Registrant's transition costs to net between $17 million and $19 million of which $12.6 million has been included in the CGA and is currently being collected from customers. The remaining minimum obligation of $4.4 million has been recorded in the accompanying consolidated balance sheet along with a regulatory asset anticipating future recovery through the CGA.

The Registrant's ultimate liability may differ from the above estimates based on FERC settlements with the Registrant's pipeline transportation suppliers. FERC has approved settlements with three of its pipelines, which account for the bulk of the Registrant's transition costs. Negotiations are continuing on one additional pipeline, and based on the information available, the Registrant believes that its current range for transition costs is reasonable.

E.ENVIRONMENTAL

Federal, state and local laws and regulations establishing standards and requirements for the protection of the environment have increased in number and in scope within recent years. The Registrant cannot predict the future impact of such standards and requirements which are subject to change and can take effect retroactively. The Registrant continues to monitor the status of these laws and regulations. Such monitoring involves the review of past activities and current operations and may include expanding funds to investigate or clean-up
certain sites.   To the best of its knowledge, subject to the
following, the Registrant believes it is in substantial compliance with such laws and regulations.

                                 II-19
At September 30, 1995, the Registrant is aware of three sites at which future costs may be incurred.

The Registrant has been designated as a potentially responsible party
(PRP) under the Comprehensive Environmental Response Compensation and Liability Act of 1980 at two sites at Plympton, Massachusetts on which waste material is alleged to have been deposited by disposal contractors employed in the past either directly or indirectly by the Registrant and other PRPs. With respect to one of the Plympton sites, the Registrant has joined with other PRPs in entering into an Administrative Consent Order with the Massachusetts Department of Environmental Protection. The costs to be borne by the Registrant, in connection with both Plympton sites, are not anticipated to be material to the financial condition of the Registrant.

During 1995, the Registrant voluntarily began a study at its primary gas distribution facility located in Providence. In accordance with state laws, such a voluntary study is monitored by the Rhode Island Department of Environmental Management. The purpose of this study is to determine the extent of environmental contamination on the site, if any. The study is continuing, and although results are not conclusive, preliminary findings indicate that clean-up may be required. The level of clean-up is likely to vary significantly depending upon the proposed future use of the site. In fact, if the site remains in its present use, only minimal clean-up may be required.

As of September 30, 1995, the Registrant cannot estimate the future cost of investigation and clean-up as a result of the uncertainties discussed. As of September 30, 1995, approximately $590,000 had been spent on studies at this site.

In its rate case filed in February 1995, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Accordingly, environmental investigation costs of approximately $841,000 have been charged to the accumulated depreciation reserve at September 30, 1995. Management believes that this rate recovery mechanism is appropriate for recovery of future costs. Should future developments warrant additional rate recovery mechanisms, management will seek such recovery.

In addition to rate recovery, management has a program to ascertain the possibility of recovery under prior insurance coverage. Also, management has begun discussions with other parties who may assist the Registrant in paying future costs incurred at the above sites. Management believes that its program for managing environmental issues combined with rate recovery, possible insurance recovery and financial contributions from others, will likely avoid any material adverse effect on its results of operations or its financial condition as a result of the ultimate resolution of the above three sites.

F.FUEL ASSISTANCE PROGRAM

The Registrant participates in the State of Rhode Island's Fuel Assistance Program, the Percentage of Income Payment Plan. As a result, the Registrant has agreed to accept partial payment on certain customer accounts from various state agencies. As of September 30, 1995, $2.5 million was due from the State of Rhode Island related to gas consumed by customers over the last two years.

G.  LEASE RECEIVABLES

In prior years, the Registrant sold to a financial institution lease receivables of hot water heaters and conversion burners installed at customers homes or businesses. These receivables were sold with recourse limited to default by the lessee. In the event of default, the Registrant would recognize as a loss the excess of the receivable balance, net of established reserves for such default over the value of the equipment. The balance of these receivables as of September 30, 1995 is approximately $1,062,000.


                                 II-20

7.FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value disclosures for the following financial instruments:

Cash, Cash Equivalents and Short-term Debt

The carrying amount approximates fair value due to the short-term maturity of these instruments.

Long-term Debt and Preferred Stock

The fair value of long-term debt and preferred stock is estimated based on currently quoted market prices for similar types of issues.

The carrying amounts and estimated fair values of the Registrant's financial instruments at September 30 are as follows:

                                              1995

                                     Carrying           Fair
(in thousands)                        Amount            Value

Cash and cash equivalents             $   791          $   791
Short-term debt*                        4,337            4,337
Long-term debt*                        76,432           81,816
Preferred stock                         8,000            8,800

                                              1994

                                     Carrying           Fair
(in thousands)                        Amount            Value

Cash and cash equivalents             $   844          $   844
Short-term debt                        24,700           24,700
Long-term debt                         62,163           64,565
Preferred stock                         8,000            8,000

* Adjusted for the issuance of $15 million in First Mortgage Bonds, Series R subsequent to year-end.

The difference between the carrying amount and the fair value of the Registrant's preferred stock and long-term debt, if they were settled at amounts reflected above, would be recovered in the Registrant's rates over a prescribed amortization period. Accordingly, any settlement would not result in a material impact on the Registrant's financial position or results of operations.

8.RESTRUCTURING

In June 1994, the Registrant, following a six month study of its major processes, realigned its personnel to meet the existing and future challenges associated with an increasingly competitive energy marketplace. The intent of the restructuring was to significantly improve the Registrant's customer services, lower operating costs and increase operating efficiencies.

Approximately 30 people were separated from the Registrant, while approximately 18 new employees have been hired to fill newly defined positions. The employees bring skill, expertise and experiences to the Registrant not previously available within its work force.

The direct cost of this realignment is estimated to be about $1 million, net of tax. A significant portion of this $1 million is severance pay and related benefits for personnel who were separated during 1994. Substantially, all costs have been paid as of September 30, 1995. The Registrant has discussed the reorganization with the RIPUC and based on prior RIPUC allowance of similar costs, the Registrant deferred these costs in anticipation of recovery in its next rate case. (See Footnote 10 for subsequent event.)



                                 II-21

9.RATE CHANGES

In February 1995, the Registrant filed for rate relief requesting an approximate 8 percent general rate increase. The major issues contributing to the rate request were an increase in depreciation due to capital spending, an increase in working capital needs and an increase in capital expenditures. (See Footnote 10 for subsequent event.)

10. SUBSEQUENT EVENT - RATE ORDER

On November 17, 1995, the RIPUC issued its decision on the rate request made by the Registrant in February 1995. In its decision, the RIPUC authorized the Registrant to increase its rates to recover additional annual revenues in the amount of $3,990,000. Subsequent to the issuance of the rate decision, the RIPUC approved the Registrant's motion to reconsider a revenue adjustment of $171,572. That approval increases the overall rate increase to $4,161,572. Additionally, as a result of the order, the Registrant will record several adjustments to its first quarter 1996 financial statements.
Specifically:

  a) The Registrant will begin calculating property tax expense for rate purposes based on the current year's expense plus an estimate of one year's increase in expense. Previously, the Registrant was required to estimate two year's increase in expense. As a result, the Registrant will reduce its regulatory liability for one year's property tax expense resulting in a one time gain of approximately $3,900,000 before tax.

  b) The Registrant will write-off and not recover the $1,600,000, before tax, of restructuring costs previously deferred. (See
  Footnote 8.) The RIPUC had previously allowed the Registrant recovery of similar costs, but decided differently upon reconsideration of this issue.

  c) The Registrant will write-off approximately $400,000, before tax, of previously deferred rate case expenses. (See Footnote 1.)

  d) The Registrant will write-off approximately $461,000, before tax, of construction expenditures previously capitalized. These costs were capitalized in accordance with generally accepted accounting principles and were based on Federal Energy Regulatory Commission guidance on accounting for such costs. The RIPUC agreed that such costs could be capitalized beginning in 1996, but did not allow recovery of previously capitalized costs.

The net effect of the above adjustments will be recorded in the Registrant's first quarter financial statements, and based on management's current estimates, will not result in a material impact.

11.
 UNAUDITED QUARTERLY FINANCIAL INFORMATION

  The following is unaudited quarterly financial information for the two years ended September 30, 1995 and 1994. Quarterly variations between periods are caused primarily by the seasonal nature of gas sales and the availability of gas.

(thousands, except
per share amounts)
                                         Quarter Ended
                          Dec. 31    Mar. 31     June 30     Sept. 30
Fiscal 1995
Operating revenues        $48,282    $64,401     $37,397     $29,963
Operating income (loss)     4,843      7,501         867        (313)
Net income (loss)
  applicable to
  common stock              3,169      5,553        (820)     (2,083)
Net income (loss)
  applicable to
  common stock
  per share*                 2.55       4.47        (.66)      (1.68)

Fiscal 1994
Operating revenues        $62,055    $81,813     $41,917     $33,358
Operating income (loss)     4,972      7,729         552       1,205
Net income (loss)
  applicable to common
  stock                     3,625      6,180      (1,089)       (666)
Net income (loss)
  applicable to
  common stock
  per share*                 2.91       4.97        (.88)       (.53)

* Calculated on the basis of weighted average shares outstanding during the quarter.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of the Providence Gas Company:

     We have audited the accompanying consolidated balance sheets and the consolidated statements of capitalization of PROVIDENCE GAS COMPANY (a Rhode Island corporation and a wholly owned subsidiary of Providence Energy Corporation) as of September 30, 1995 and 1994, and the related consolidated statements of income, changes in common stockholder's investment and cash flows for each of the three years in the period ended September 30, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Providence Gas Company as of September 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

     As discussed in Notes 2 and 5 to the accompanying financial statements, effective October 1, 1993, the Company changed its method of accounting for income taxes and post-retirement benefits other than pensions.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accompanying index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
Boston, Massachusetts
November 17, 1995




















                                  II-24



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following information is furnished with respect to the
executive officers of the Registrant:
                                                          Year Office
Name and Age                     Office                    First Held

James H. Dodge        (55)   Chairman, President and Chief
                             Executive Officer                  1992

James DeMetro         (47)   Vice President Energy Services     1992

Gary S. Gillheeney    (40)   Vice President Financial
                             and Information Services,
                             Treasurer and Assistant
                             Secretary                          1994

Alycia L. Goody       (43)   Vice President, General Counsel and
                             Corporate Secretary                1994

Patricia O. Keene     (50)   Vice President Customer Activities 1994

William D. Mullin     (47)   Vice President Corporate Relations 1994

Robert W. Owens       (47)   Vice President Operations
                                                                1994

Bruce G. Wilde        (49)   Vice President Human Resources
                             and Assistant Secretary            1994

  Mr. Dodge was elected President and Chief Executive Officer in August 1990 after the retirement of Louis R. Hampton. Mr. Dodge subsequently became Chairman of the Board in January 1992. Prior to his employment with the Registrant, he was President and Chief Executive Officer of Vermont Gas Systems, Inc. Vermont Gas Systems, Inc. is a regulated public utility which sells natural gas to a portion of the population of the State of Vermont.

  Mr. DeMetro was elected Vice President Energy Services in March 1992. For more than five years prior thereto, Mr. DeMetro served the Brooklyn Union Gas Company, a regulated natural gas utility, in various management positions, most recently as Manager, Rates and Regulations.

  Mr. Gillheeney was elected Vice President Financial and Information Services, Treasurer and Assistant Secretary in January 1994. For more than five years prior thereto, Mr. Gillheeney served the Registrant in various management positions, most recently as Assistant Treasurer and Controller.

  Ms. Goody was elected Vice President, General Counsel and Corporate Secretary in December 1994. For four years prior thereto, Ms. Goody served as General Counsel and Corporate Secretary. For two more years prior to that, Ms. Goody served the Registrant as Corporate Counsel.

  Ms. Keene was elected Vice President Customers Activities in December, 1994. For more than five years prior thereto, Ms. Keene served as General Manager for NYNEX in various capacities.

  Mr. Mullin was elected Vice President Corporate Relations in January 1994. For five years prior to his current position, he served the Registrant in various management positions, most recently as Vice
President, Operations.

  Mr. Owens was elected Vice President Operations in January 1994. For more than five years prior thereto, Mr. Owens served in various management positions, most recently as Vice President, Treasurer and Chief Financial Officer.

  Mr. Wilde was elected Vice President Human Resources and Assistant Secretary in May 1994. For more than five years prior thereto, Mr. Wilde served the Registrant in various management positions, most recently as Assistant Vice President for Personnel.
                                 III - 1
                                PART III

DIRECTORS OF THE REGISTRANT

  The following information is furnished with respect to the Directors of the Registrant.


  Name                   Director Since            Expiration of Term

Gilbert R. Bodell, Jr.       1980                             1995

James H. Dodge               1991                             1997

John H. Howland              1993                             1996

Douglas H. Johnson           1993                             1996

Dorothy G. Kramer            1976                             1997

Paul F. Levy                 1995                             1998

Romolo A. Marsella           1993                             1996

M. Anne Szostak              1995                             1998

Kenneth W. Washburn          1975                             1997

W. Edward Wood               1995                             1998


  Gilbert R. Bodell, Jr. is Chairman and former President, Frontier Manufacturing Company (textiles); former Vice President, Valley Lace Co. and Esten Dyeing and Finishing Co., Inc.

  James H. Dodge has been Chairman since January, 1992 and President and Chief Executive Officer of the Registrant since August, 1990; from 1984 through August, 1990: President and Chief Executive Officer of Vermont Gas Systems, Inc. (a regulated natural gas utility) and affiliated companies.

  John H. Howland is President and Chief Operating Officer, Original Bradford Soap Works, Inc.

  Douglas H. Johnson is Vice President and Managing Partner, M. Van Leesten & Johnston, Inc. (business and urban planning consultants) since October 1991; from 1980 to October, 1991: President and Chief Executive Officer, Peerless Precision, Inc. (aerospace manufacturing company).

  Dorothy G. Kramer is a retired Senior Vice President, Treasurer and Corporate Secretary, Taco, Inc. (manufacturers of pumping, heat transfer and hydronic control equipment).

  Paul F. Levy is Adjunct Professor, Massachusetts Institute of
Technology.  From 1992 to 1995, Visiting Lecturer; from 1987 to 1992:
Executive Director, Massachusetts Water Resources Authority (a public authority).

  Romolo A. Marsella is President, Marsella Development Corporation (real estate development).

  M. Anne Szostak is Senior Vice President, Fleet Financial Group; Chairman of the Board, Fleet Bank, Maine. From 1991 to 1994: President and Chief Executive Officer, Fleet Bank of Maine; and from 1988 to 1991:
Vice President, Fleet Financial Group.

  Kenneth W. Washburn is Chairman and President, Union Wadding Company (manufacturers of non-woven textiles).

  W. Edward Wood is President, BDS Management Group (management and consulting services to a variety of private businesses); from November 1990 to May 1991: Chief of Staff to Governor-elect and Governor of Rhode
Island: from January to November 1990:  Chief of Staff, Phoenix
Associates III (private investment group).
                                  III-2
ITEM 11.  EXECUTIVE COMPENSATION

  For the information called for by this item, reference is made to pages 5 to 10 of the Providence Energy Corporation's proxy statement filed December 19, 1995 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 18, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Not applicable. All of the Registrant's voting securities are held by Providence Energy Corporation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Not applicable.




























































                                    III-3

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
                        THE PROVIDENCE GAS COMPANY
                INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

(a)  Financial Statements and Schedules

Balance Sheets--September 30, 1995 and 1994
Statements of Income for the years ended September 30, 1995, 1994 and 1993 Statements of Cash Flows for the years ended September 30, 1995, 1994 and 1993
Statements of Capitalization--September 30, 1995 and 1994
Statements of Changes in Common Stockholders' Investment for the years ended September 30, 1995, 1994 and 1993
Notes to Financial Statements
Report of Independent Public Accountants

II.  Reserves for the years ended September 30, 1995, 1994 and 1993.

   Schedules I to XIII not listed above are omitted as not applicable or not required under Regulation S-X.

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the latest quarter of the Registrant's fiscal year ended September 30, 1995.

(c)  Exhibits

     The following exhibits are filed as part of this report:

3.1 Charter (incorporated by reference to Exhibit 3.1 to the Registrant's registration statement on Form S-1 (Registration No. 2-72726)).

3.2 Bylaws. (Filed as Exhibit 3.2 to the Report on Form 10-K of the Registrant in Form 10-K for the year ended September 30, 1993, incorporated herein by this reference.)

4.1 Indenture dated as of August 1, 1981 from the Registrant to St. Louis Union Trust Company, Trustee, filed as Exhibit 4.1 to Registration Statement of the Registrant on Form S-1 (Registration No.
    2-72726), incorporated herein by this reference.

4.2 First Supplemental Indenture dated as of May 1, 1986 from the
    Registrant to Centerre Trust Company of St. Louis, Trustee (filed as
    Exhibit 4 (b) to Registration Statement of the Registrant on Form S-3 (Registration No. 33-5023), incorporated herein by this reference).

4.2 Thirteenth Supplemental Indenture dated as of May 1, 1986 from the
(a) Registrant to Rhode Island Hospital Trust National Bank.

4.3 First Mortgage Indenture dated as of January 1, 1922, as supplemented by First through Twelfth Supplemental Indentures, (incorporated by reference to Exhibit 10.10 to the Registrant's registration statement on Form S-1 (Registration No. 2-72726)).

4.4 Fourteenth, Fifteenth and Sixteenth Supplemental Indentures dated as of August 1, 1988, June 1, 1990 and November 1, 1992, respectively (incorporated by reference to Exhibit 4 to the report of Providence Energy Corporation (Commission File No. 1-10032) to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1993).

4.5 Seventeenth Supplemental Indenture dated as of November 1, 1993. (Filed as Exhibit 4.5 to the report of the Registrant in Form 10-K for the year ended September 30, 1993, incorporated herein by this reference.)

4.6 Eighteenth Supplemental Indenture dated as of December 1, 1995.


                                  IV - 1



10.1 Material contracts listed in Exhibits 10 (a) through 10 (ff)
     (excluding Exhibits 10 (x), 10 (y), 10 (cc) and 10 (dd)) to
     Registration Statement of Providence Energy Corporation on Form S-2 (Registration No. 33-24125), incorporated herein by this reference.

10.2 Management contract dated December 19, 1994 between James H. Dodge, Chairman, President, and Chief Executive Officer of the Registrant. (Filed as Exhibit 10.2 to the report of the Registrant in Form 10-Q for the quarter ended December 31, 1994, incorporated herein by this reference.)

10.5 Non-firm Margin Sharing Agreement. (Filed as Exhibit 10.3 to the report of the Registrant in Form 10-K for the year ended September 30, 1992, incorporated herein by this reference.)

10.6 Management contract dated December 19, 1994 between James DeMetro, Vice President Energy Services of the Registrant. (Filed as Exhibit
     10.6 to the report of the Registrant in Form 10-Q for the quarter ended December 31, 1994, incorporated herein by this reference.)

10.7 Management contract dated December 19, 1994 between Robert W. Owens, Vice President Operations of the Registrant. (Filed as Exhibit 10.7 to the report of the Registrant in Form 10-Q for the quarter ended December 31, 1994, incorporated herein by this reference.)

10.8 Management contract dated December 19, 1994 between Gary S. Gillheeney, Vice President, Financial and Information Services, Treasurer and Assistant Secretary of the Registrant. (Filed as
     Exhibit 10.8 to the report of the Registrant in Form 10-Q for the quarter ended December 31, 1994, incorporated herein by this reference.)

10.9 Management contract dated December 19, 1994 between William D. Mullin, Vice President Corporate Relations of the Registrant. (Filed as Exhibit 10.9 to the report of the Registrant in Form 10-Q for the quarter ended December 31, 1994, incorporated herein by this reference.)

13 Portions of the Annual Report to shareholders for the fiscal year ended September 30, 1995. (Pages 14 through 35.)

22   Subsidiaries of the Registrant.






























                                   IV-2


                                                  Schedule II

PROVIDENCE GAS COMPANY
RESERVES FOR THE YEARS ENDED
SEPTEMBER 30, 1995, SEPTEMBER 30, 1994 AND SEPTEMBER 30, 1993
(Thousands of Dollars)


                                                            Charges
                                                            for
                                                            Which
                                 Additions                  Reserves

                        Balance   Charged       Other       Were     Balance
                       9/30/94   to Operations Add (Deduct) Created  9/30/95


RESERVES DEDUCTED FROM
  ASSETS:
  Accounts receivable
    Allowance for
     doubtful accounts $ 2,606      $3,113      $    --     $3,803   $ 1,916
    Allowance for lease
      receivables -
       current             347          --                      34       313
       other                80          --           --         --        80

      Total            $ 3,033      $3,113      $    --    $ 3,837   $ 2,309
                       =======      ======      =======    =======   =======
  Allowance for lease
    receivables -
      long-term        $   951      $  --      $  (200)    $   100   $   651
                       =======      ======      =======    =======   =======

DEFERRED CREDITS AND
  RESERVES:
  Accumulated deferred
    income taxes       $14,786      $2,010      $   837    $  (259)(C)17,892
  Unamortized investment
    tax credit           2,826          --           --        158     2,668
  Other-
    Liability and
      damage reserve       421         400           --        487       334
    Other                6,502         621        1,486(A)   2,693     5,916
      Total other        6,923       1,021        1,486      3,180     6,250
      Total deferred
        credits and
         reserves      $24,535      $3,031      $ 2,323    $ 3,079   $26,810
                       =======      ======      =======    =======   =======

























                                               IV-3




SCHEDULE II (cont'd)


                                                            Charges
                                                            for
                                                            Which
                                 Additions                  Reserves

                       Balance   Charged            Other   Were     Balance
                       9/30/93   to Operations Add (Deduct) Created  9/30/94


RESERVES DEDUCTED FROM
  ASSETS:
  Accounts receivable
    Allowance for
     doubtful accounts $ 1,987      $4,930      $    --     $4,311   $ 2,606
    Allowance for lease
      receivables -
    current                381          --           --         34       347
    other                   96          --           --         16        80

      Total            $ 2,464      $4,930      $    --    $ 4,361   $ 3,033
                       =======      ======      =======    =======   =======
  Allowance for lease
    receivables -
      long-term        $   778      $  316      $    --    $   143   $   951
                       =======      ======      =======    =======   =======

DEFERRED CREDITS AND
  RESERVES:
  Accumulated deferred
    income taxes       $13,423      $6,882      $    --    $5,519    $14,786
  Unamortized investment
    tax credit           2,984          --           --       158      2,826
  Other-
    Liability and
      damage reserve       296         145           --        20        421
    Other                5,085       1,166        2,785(B)  2,534      6,502
      Total other        5,381       1,311        2,785     2,554      6,923
      Total deferred
        credits and
         reserves      $21,788      $8,193      $ 2,785    $8,231    $24,535
                       =======      ======      =======    ======    =======























                                             IV - 3(a)
                                                     Schedule II (cont'd)


                                                            Charges
                                                            for
                                                            Which
                                 Additions                  Reserves

                       Balance   Charged       Other        Were     Balance
                       9/30/92   to Operations Add (Deduct) Created  9/30/93


RESERVES DEDUCTED FROM
  ASSETS:
  Accounts receivable
    Allowance for
     doubtful accounts $ 2,248      $3,927      $    --     $4,188   $ 1,987
    Allowance for lease
      receivables -
        current            418          --           --         37       381
        other               --          96           --         --        96
      Total            $ 2,666      $4,023      $    --    $ 4,225   $ 2,464
                       =======      ======      =======    =======   =======
  Allowance for lease
    receivables -
      long-term        $   760      $  190      $    --    $   172   $   778
                       =======      ======      =======    =======   =======

DEFERRED CREDITS AND
  RESERVES:
  Accumulated deferred
    income taxes       $13,108      $  315      $    --    $    --   $13,423
  Unamortized investment
    tax credit           3,140          --           --        156     2,984
  Other-
    Liability and
      damage reserve       146         150           --         --       296
    Other                4,505       1,116        1,744(A)   2,280     5,085
      Total other        4,651       1,266        1,744      2,280     5,381
      Total deferred
        credits and
         reserves      $20,899      $1,581      $ 1,744    $ 2,436   $21,788
                       =======      ======      =======    =======   =======






(A) Includes advance payments on customers' service agreements and adjustments to the regulatory pension liability.
(B) Principally a reserve for restructuring charges which was offset by a deferred regulatory asset. Also reported are advance payments on customer service agreements and adjustments to the regulatory pension liability.
(C) Represents adjustment to the regulatory asset and liability for FAS
    No. 109 activity.



















                                             IV - 3(b)

    Exhibit 22 - SUBSIDIARY OF REGISTRANT

ProvEnergy Investments, Ltd. - Incorporated under the laws of Rhode Island.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  THE PROVIDENCE GAS COMPANY



                  By   JAMES H. DODGE
                       James H. Dodge, Chairman, President and CEO

                  Date December 26, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                    Title                     Date

JAMES H. DODGE             Chairman, President, and CEO
James H. Dodge             (Principal Executive Officer)      12-22-95

GARY S. GILLHEENEY         Vice President, Financial          12-22-95
Gary S. Gillheeney         and Information Services,
                           Treasurer and Assistant
                           Secretary

GILBERT R. BODELL, JR.     Director                           12-21-95
Gilbert R. Bodell, Jr.

JOHN H. HOWLAND            Director                           12-21-95
John H. Howland

DOUGLAS H. JOHNSON         Director                           12-19-95
Douglas H. Johnson

DOROTHY G. KRAMER          Director                           12-21-95
Dorothy G. Kramer

PAUL F. LEVY               Director                           12-21-95
Paul F. Levy

ROMOLO A. MARSELLA         Director                           12-21-95
Romolo A. Marsella

M. ANNE SZOSTAK            Director                           12-21-95
M. Anne Szostak

KENNETH W. WASHBURN        Director                           12-21-95
Kenneth W. Washburn

W. EDWARD WOOD             Director                           12-19-95
W. Edward Wood












                                   IV-5





                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  THE PROVIDENCE GAS COMPANY



                  By   JAMES H. DODGE
                       James H. Dodge, Chairman, President and CEO

                  Date December 26, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                    Title                     Date

                           Chairman, President, and CEO
James H. Dodge             (Principal Executive Officer)

                           Vice President, Financial
Gary S. Gillheeney         and Information Services,
                           Treasurer and Assistant
                           Secretary

                           Director
Gilbert R. Bodell, Jr.

                           Director
Louis R. Hampton

                           Director
John H. Howland

                           Director
Douglas H. Johnson

                           Director
Dorothy G. Kramer

                           Director
Paul F. Levy

                           Director
Romolo A. Marsella

                           Director
M. Anne Szostak

                           Director
Kenneth W. Washburn

                           Director
W. Edward Wood