Form 10-Q
period 1995-12-31
PROVIDENCE GAS CO
filed 1996-02-15
CIK 80812

THE PROVIDENCE GAS COMPANY

	FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION

	Washington, D. C. 20549


(Mark One)

{X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended              December 31, 1995

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Common Stock, $1.00 par value; 1,243,598 shares outstanding at February 15, 1996.













	THE PROVIDENCE GAS COMPANY

	FORM 10-Q

	DECEMBER 31, 1995



PART I:          FINANCIAL INFORMATION                            PAGE

Item 1           Financial Statements

                 Consolidated Statements of Income for the
                 three and twelve months ended
                 December 31, 1995 and 1994                        I-1

                 Consolidated Balance Sheets as of
                 December 31, 1995, December 31, 1994
                 and September 30, 1995                            I-2

                 Consolidated Statements of Cash Flows for the
                 three months ended December 31, 1995 and 1994     I-3

                 Consolidated Statements of Capitalization as of
                 December 31, 1995, December 31, 1994
                 and September 30, 1995                            I-4

                 Notes to Consolidated Financial Statements        I-5

Item 2           Management's Discussion and Analysis of
                 Financial Conditions and Results of Operations    I-9

PART II:         OTHER INFORMATION

Item 6           Exhibits and Reports on Form 8-K                 II-1

                 Signature                                        II-2














PAGE i

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

	THE PROVIDENCE GAS COMPANY
	CONSOLIDATED STATEMENTS OF INCOME
	FOR THE PERIODS ENDED DECEMBER 31
	(Unaudited)


                                       THREE MONTHS       TWELVE MONTHS
                                       1995    1994       1995     1994
                                   (thousands, except per share amounts)

Operating revenues                $57,270   $48,282     $189,031   $205,370
Cost of gas sold                   31,144    25,692      104,437    120,638

  Operating margin                 26,126    22,590       84,594     84,732

Operating expenses:
  Operation and maintenance        11,502    10,698       44,290     44,857
  Depreciation and amortization     2,784     2,485       10,349      9,509
  Taxes -
    State gross receipts            1,611     1,293        5,323      5,756
    Local property and other        1,630     1,596        6,626      6,095
    Federal income                  2,310     1,675        3,662      4,186

Total operating expenses           19,837    17,747       70,250     70,403

Operating income                    6,289     4,843       14,344     14,329

Other income, net                     622       149        1,271        364

Income before interest expense      6,911     4,992       15,615     14,693

Interest expense:
  Long-term debt                    1,313     1,283        5,116      5,152
  Other                               551       388        2,360      1,358
  Interest capitalized                 (7)      (22)         (87)      (107)
                                    1,857     1,649        7,389      6,403

Net income                          5,054     3,343        8,226      8,290

Dividends on preferred stock         (174)     (174)        (696)      (696)

Net income applicable to
  common stock                    $ 4,880   $ 3,169     $  7,530   $  7,594
                                  =======   =======     ========   ========

Earnings per common share         $  3.92   $  2.55     $   6.06   $   6.11
                                  =======   =======     ========   ========

Dividends paid per common share   $   .92   $   .92     $   3.68   $   3.65
                                  =======   =======     ========   ========

Weighted average common shares
  outstanding                     1,243.6   1,243.6      1,243.6    1,243.6
                                  =======   =======     ========   ========

                                      PAGE I-1

	THE PROVIDENCE GAS COMPANY
	CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	(Thousands)

                                      December 31,  December 31,  September 30,
                                           1995        1994           1995
ASSETS
Gas plant, at original cost              $256,859    $235,129     $247,933
  Less - Accumulated depreciation and
    utility plant acquisition adjustment   93,452      81,721       85,867
                                          163,407     153,408      162,066
Current assets:
  Cash and temporary cash investments       2,518       3,087          791
  Accounts receivable, less allowance of
    $2,427 at 12/31/95, $2,463 at 12/31/94
    and $2,309 at 9/30/95                  28,577      29,393       13,807
  Unbilled revenues                        13,723      11,264        2,637
  Deferred gas costs                            -       5,319        1,196
  Inventories, at average cost -
    Liquefied natural gas, propane and
     underground storage                    8,507      10,702        9,976
    Materials and supplies                  1,465       1,464        1,427
  Prepaid and refundable taxes              2,964       2,349        5,272
  Prepayments                                 797         844        1,328
                                           58,551      64,422       36,434
Deferred charges and other assets          13,644      15,148       16,227

    Total assets                         $235,602    $232,978     $214,727
                                         ========    ========     ========
CAPITALIZATION AND LIABILITIES

Capitalization (see accompanying
statement)                               $155,521    $138,222     $153,502
Current liabilities:
  Notes payable                            20,140      32,600        4,337
  Current portion of long-term debt         1,983       2,091        1,950
  Accounts payable                         17,888      20,322       13,896
  Accrued taxes                             3,345       7,603        5,863
  Accrued vacation                          1,614       1,562        1,634
  Customer deposits                         3,995       3,562        3,937
  Refundable gas costs                        621           -            -
  Other                                     3,701       3,280        3,574
                                           53,287      71,020       35,191
Deferred credits and reserves:
  Accumulated deferred Federal income
    taxes                                  18,229      14,981       17,892
  Unamortized investment tax credits        2,629       2,787        2,668
  Other                                     5,936       5,968        5,474
                                           26,794      23,736       26,034
 Total capitalization and liabilities    $235,602    $232,978     $214,727
                                         ========    ========     ========














PAGE I-2

	THE PROVIDENCE GAS COMPANY
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	FOR THE THREE MONTHS ENDED DECEMBER 31
	(Unaudited)
                                                    1995           1994
                                                 (Thousands of Dollars)
Cash provided by (used for)
Operating Activities:
   Net income                                    $  5,054    $  3,343
   Items not requiring cash:
     Depreciation and amortization-plant            2,817       2,568
     Changes as a result of regulatory actions     (1,453)          -
     Amortization of deferred charges and other       309         325
     Deferred Federal income taxes                    340         195
     Amortization of investment tax credits           (39)        (39)
     Changes in assets and liabilities
      which provided (used) cash:
       Accounts receivable                        (14,787)    (11,729)
       Unbilled revenues                          (11,086)     (8,387)
       Deferred gas costs                           1,817      10,030
       Inventories                                  1,431         547
       Prepaid and refundable taxes                 2,305       1,158
       Prepayments                                    531         614
       Accounts payable                             3,992       2,283
       Accrued taxes                                1,540       1,546
       Accrued vacation, customer deposits
         and other                                    232        (113)
       Deferred charges and other                     627        (368)
   Net cash provided by (used for) operations      (6,370)      1,973
Investing Activities:
   Expenditures for property, plant and
     equipment, net                                (4,696)     (4,593)
Financing Activities:
   Issuance of mortgage bonds                      15,000           -
   Payments on long-term debt                      (1,692)     (1,719)
   Increase in notes payable, net                     803       7,900
   Cash dividends on preferred stock                 (174)       (174)
   Cash dividends on common stock                  (1,144)     (1,144)
      Total                                        12,793       4,863
Increase in cash & temporary cash
   investments                                      1,727       2,243
Cash and cash equivalents at beginning
   of period                                          791         844
Cash and cash equivalents at end of period       $  2,518    $  3,087
                                                 ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the period-
    Interest (net of amount capitalized)          $ 1,444    $  1,182
    Income taxes (net of refunds)                 $    86    $    200









	PAGE I-3


	THE PROVIDENCE GAS COMPANY
	CONSOLIDATED STATEMENTS OF CAPITALIZATION
	(UNAUDITED)
	(Thousands)


                                     December 31,  December 31,  September 30,
                                         1995           1994        1995


Common stockholders' investment:

  Common stock, $1 par
    Authorized - 2,500 shares
    Outstanding - 1,244 as of 12/31/95,
                  12/31/94 and 9/30/95    $  1,244    $ 1,244    $  1,244
  Amount paid in excess of par              37,828     37,886      37,820
  Retained earnings                         35,692     32,739      31,956
Total common equity                         74,764     71,869      71,020

Cumulative preferred stock:

  Redeemable 8.70% Series, $100 par
  Authorized - 80 shares
  Outstanding - 80 shares as of
    12/31/95, 12/31/94 and 9/30/95           8,000      8,000       8,000

Long-term debt:

  First Mortgage Bonds                      72,800     59,400      74,400
  Capital Leases                             1,940      1,044       2,032

Total long-term debt                        74,740     60,444      76,432

Less current portion                         1,983      2,091       1,950

Long-term debt, net                         72,757     58,353      74,482

Total capitalization                      $155,521  $ 138,222    $153,502
                                          ========  =========    ========
















	PAGE I-4


	THE PROVIDENCE GAS COMPANY

	Notes to Consolidated Financial Statements


Accounting Policies

     It is the Registrant's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to a fair statement of the results for the periods reported; however, such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Registrant's operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange commission. However, the disclosures herein when read with the annual report for 1995 filed on Form 10-K are adequate to make the information presented not misleading.


Reclassifications

     Certain prior period amounts have been reclassified for consistent presentation with the current year.

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

     At December 31, 1995, the Registrant is aware of four sites at which future costs may be incurred.

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

PAGE I-5
     During 1995, the Registrant voluntarily began a study at its primary gas distribution facility located in Providence. In accordance with state laws, such a voluntary study is monitored by the Rhode Island Department of Environmental Management. The purpose of this study is to determine the extent of environmental contamination on the site, if any. The study is continuing, and although results are not conclusive, preliminary findings indicate that clean-up may be required. The level of clean-up is likeley to vary significantly depending upon the proposed future use of the site.
In fact, if the site remains in its present use, only minimal clean-up may be required. As of December 31, 1995, the Registrant cannot estimate the future cost of investigation and clean-up as a result of the uncertainties discussed. As of December 31, 1995, approximately $720,000 had been spent on studies at this site.

     The Registrant recently became aware of the possibility of contamination from an abandoned underground oil storage tank located at its Westerly, Rhode Island operations center. The Registrant is currently conducting tests at the site to confirm the existence of and extent of any contamination. Due to the early stages of investigation, management is unable to offer any conclusions regarding this site.

     In its rate case filed in February 1995, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Accordingly, environmental investigation costs of approximately $980,0000 have been charged to the accumulated depreciation reserve at December 31, 1995. Management believes that this rate recovery mechanism is appropriate for recovery of future costs.
Shoudl future developments warrant additional rate recovery mechanisms, management will seek such recovery.

     In addition to rate recovery, management has a program to ascertain the possibility of recovery under prior insurance coverage. Also, management has begun discussions with other parties who may assist the Registrant in paying future costs incurred at the above sites. Management believes that its program for managing environmental issues combined with rate recovery, possible insurance recovery and financial contributions from others, will likely avoid any material adverse effect on its results of operations or its financial condition as a result of the ultimate resolution of the above sites.

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

     To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipeline's customers, including the Registrant. Based upon current information, the Registrant anticipates its transition costs to net between $17 million and $19 million of which $13.4 million has been included in the Cost of Gas Adjustment Clause(CGA) and is currently being collected from customers. The remaining minimum obligation of $3.6 million has been recorded in the accompanying consolidated balance sheet along with a regulatoryu asset anticipating future recovery through the CGA.

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

Rate Case

     In February 1995, the Registrant filed for rate relief requesting an approximate 8 percent general rate increase. The major factors contributing to the rate request were an increase in depreciation due to capital spending, an increase in working capital needs, and an increase in capital expenditures. On November 17, 1995, the RIPUC issued its decision on the rate request made by the Registrant. In its decision, the RIPUC authorized the Registrant to increase its rates to recover additional annual revenues in the amount of $3,990,000. Subsequent to the issuance of the rate decision, the RIPUC approved the Registrant's motion to reconsider a revenue adjustment of $171,572. That approval increases the overall rate increase to
 $4,161,572. Additionally, as a result of the Order, the Registrant recorded several adjustments to its first quarter 1996 financial statements.
  Specifically:

a) The Registrant began calculating property tax expense for rate purposes based on the current year's expense plus an estimate of one year's increase in expense. Previously, the Registrant wasrequired to estimate two year's increase in expense. As a result, the Registrant reduced its regulatory liability for one year's property tax expense resulting in a one time gain of approximately $4.1 million before tax.

b) The Registrant wrote-off and will not recover approximately $1.6 million, before tax, of restructuring costs previously deferred. The RIPUC had previously allowed the Registrant recovery of similar costs, but determined that the costs of the 1994 reorganization should not be recovered in rates.

c) The Registrant wrote-off approximately $440,000, before tax, of previously deferred rate case expenses.

d) The Registrant wrote-off approximately $470,000, before tax, of construction expenditures previously capitalized. These costs were capitalized in accordance with generally accepted accounting principles and were based on Federal Energy Regulatory Commission guidance on accounting for such costs. The RIPUC agreed that such costs could be capitalized beginning in 1996, but did not allow recovery of previously capitalized costs.

New Accounting Pronouncements

     Management continues to analyze the new accounting statement, Statement of Financial Accounting Standards No. 121 (SFAS No 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Based on the current regulatory environment, management does not believe adoption of SFAS No. 121 will have a material impact on the financial position or results of operations of the Registrant. Adoption of SFAS No. 121 is required in fiscal 1997 although the Registrant may adopt at an earlier date.
























PAGE I-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the current quarter, the Registrant's current operating revenues, operating margin and net income have increased over the comparable period presented, as shown in the table below:

(thousands where applicable)

                                                    Percent
                       1995       1994      Change  Change

Operating revenues    $57,270  $48,282      $8,988   18.6
                      =======  =======      ======  =====

Operating margin      $26,126  $22,590      $3,536   15.7
                      =======  =======      ======  =====

Net income applicable
  to common stock     $ 4,880  $ 3,169      $1,711   54.0
                      =======  =======      ======  =====

Operating Revenues and Operating Margin

     During the latest quarter, the Registrant experienced colder than normal weather averaging 25.8 percent colder than the same quarter last year. The increase in heating load due to the colder temperatures represents approximately $2.8 million in increased operating margin.

     Additionally, the Rhode Island Public Utilities Commission (RIPUC) approved a rate increase of approximately $4.2 million effective
 December 17, 1995. Operating margin for the quarter increased by approximately $600,000 as a result of the rate increase.

Operating and Maintenance Expenses

     Overall, other operating and maintenance expenses increased approximately $800,000 or 7.5 percent. This increase is attributable to a higher uncollectible revenue provision due to an increase in operating revenues and colder weather, normal wage increases granted due to negotiated union contract terms and employee merit raises, an increase in pension expense due to an anticipated increase in pension contributions and a moderate increase in the general liability claim reserve.

Taxes

     Taxes for the current quarter versus last year increased approximately $990,000 or 21.6 percent. The increase in taxes, mainly Federal income and state gross receipts tax, was the result of higher pretax income and higher operating revenues, respectively.


PAGE I-9
Other Income

     Other income increased approximately $470,000. The increase is due to regulatory adjustments including a one-time gain for the regulatory change in accounting for property taxes which was offset by the write-offs of previously deferred reorganization and other costs for which recovery was not allowed as part of the rate award received from the RIPUC on November 17, 1995. (See notes to consolidated financial statements.)

Interest Expense

     Interest expense increased approximately $210,000 or 12.6 percent. A slight increase in short-term interest rates and an increase in weighted average short-term borrowings caused short-term interest expense to increase.

Future Outlook

     The Financial Accounting Standards Board (FASB) recently released Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which will be effective for the Registrant in fiscal 1997. Based on the current regulatory environment, management does not believe SFAS No. 121 will have a material impact on the Registrant's results of operations or financial position. The FASB has also released statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-based Compensation". Although this Statement will increase footnote disclosures regarding the Registrant's stock plans, management does not believe SFAS No. 123 will have an impact on the Registrant's results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

     The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. For example, during the latest quarter, the Registrant's accounts receivable and unbilled revenue have increased $25.9 million. These fluctuations are the result of higher monthly sales during the latest quarter and a moratorium on residential shut-offs during the heating season. Because of these increases, which negatively impact cashflow, the Registrant must borrow to maintain an appropriate level of liquidity. Management believes its available financings are sufficient to meet these seasonal needs.

     The Registrant experienced a sharp decrease in its net cash provided by operations during the latest quarter as compared to last year, primarily as the result of gas cost collections. Last year, the net cash provided by operations increased as a result of the collection of gas costs from a substantial underrecovery which previously existed.
PAGE I-10
     In December 1995, the Registrant received proceeds of $15 million related to an issuance of First Mortgage Bonds, Series R (7.5%), which will mature in December 2025. The net proceeds received from the issuance were used to pay down short-term debt.

     Capital expenditures for the latest quarter of $4.7 million were stable when compared to $4.6 million last year. Capital expenditures for the remainder of the fiscal year are expected to be approximately $16.3 million.
  Anticipated capital expenditures for the next three years are expected to total between $55 million to $65 million.

     In February 1995, the Registrant filed for rate relief requesting an approximate eight percent general rate increase. In November 1995, the RIPUC authorized the Registrant to increase its rates to recover additional annual revenues in the amount of $3,990,000. Subsequent to the issuance of the rate decision, the RIPUC approved the Registrant's motion to reconsider a revenue adjustment of $171,572. That approval increases the overall rate increase to $4,161,572. As part of this award, the Registrant is allowed to earn a 10.9% return on common equity. As previously discussed, the rate order also resulted in several accounting adjustments which had no impact on the Registrant's cash flow in the current quarter.

     In November 1995, the Registrant filed a three-year Settlement Agreement between itself and the Division of Public Utilities and Carriers (Division) regarding the Integrated Resource Plan (IRP), which was filed with the RIPUC in July 1994. The purpose of the IRP is to optimize the utilization of production transmission and distribution resources so that customers receive high quality services at the lowest possible costs.

     The Settlement Agreement provides for: (1) funding associated with Demand Side Management programs, which are designed to provide equipment rebates for specific load building programs; (2) funding associated with a low income weatherization program, which is designed to assist low income customers through the installation of conservation measures; and (3) a performance-based ratemaking mechanism. The Settlement Agreement also contains a general agreement that the Registrant's strategy and steps prepared in its supply plan are reasonable.

     In February 1996, the Registrant and the Division filed an amendment to the Settlement Agreement which provides for a one-time funding of $800,000 for a Low Income Assistance Program (LIAP) through a portion of the Registrant's share of the performance-based ratemaking mechanism. The LIAP was developed in response to the Registrant's anticipated decrease of approximately $1.5 million in Federal funding of the low income heat assistance program administered by the State of Rhode Island.

     The reduction in available funds combined with a colder than normal winter in the Northeast may translate into higher uncollectible revenues; although the increase is not expected to be dollar for dollar. However, as a result of the colder than normal weather, the Federal government could release emergency heating assistance funds. The Registrant will continue to aggressively pursue ways to mitigate the impact of reductions in Federal funding on low income customers through involvement with state government, the RIPUC and other interested parties.


PAGE I-11


	THE PROVIDENCE GAS COMPANY

PART II.  OTHER INFORMATION

Item 6(a). Exhibits

4.6 Eighteenth Supplemental Indenture of the Registrant dated as of December 1, 1995.

Item 6 (b).  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.












































PAGE II-1



	THE PROVIDENCE GAS COMPANY


PART II.  OTHER INFORMATION



It is the opinion of management that the financial information contained in this report reflects all adjustments necessary for a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Registrant's gas operations. All accounting policies and practices have been applied in a manner consistent with prior periods.





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

                          The Providence Gas Company
                          (Registrant)



                          BY:/s/  Gary S. Gillheeney
                             GARY S. GILLHEENEY
                             Vice President, Financial and
                             Information Services, Treasurer
                             and Assistant Secretary


Date:  February 15, 1996














                           PAGE II - 2




	THE PROVIDENCE GAS COMPANY


PART II.  OTHER INFORMATION



It is the opinion of management that the financial information contained in this report reflects all adjustments necessary for a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Registrant's gas operations. All accounting policies and practiceshave been applied in a manner consistent with prior periods.






	SIGNATURE

Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly author-zed.

                        The Providence Gas Company
                        (Registrant)



                        BY:
                           GARY S. GILLHEENEY
                           Vice President, Financial and
                          Information Services, Treasurer
                           and Assistant Secretary



Date:  February 15, 1996














PAGE II-2


Exhibit A
                (to Bond Purchase Agreement)
DRAFT OF TUESDAY, DECEMBER 12, 1995




                 THE PROVIDENCE GAS COMPANY


                             TO


            STATE STREET BANK AND TRUST COMPANY,

                       AS SUCCESSOR TO


            RHODE ISLAND HOSPITAL TRUST COMPANY,

                           TRUSTEE






              EIGHTEENTH SUPPLEMENTAL INDENTURE





                DATED AS OF DECEMBER 1, 1995








                      Table of Contents

SECTION                         HEADING                 PAGE

Parties                                                   1

FORM OF SERIES R BOND                                     2

ARTICLE FIRST.  SERIES R BONDS                            7
   Section 1.01                                           7
   Section 1.02                                           8
   Section 1.03                                           8
   Section 1.04                                          11

ARTICLE SECOND. ISSUANCE OF $15,000,000 OF SERIES R
                BONDS AND CLOSING OF SUCH SERIES AT
                THAT AMOUNT                              12
   Section 2.01                                          12
   Section 2.02                                          12

ARTICLE THIRD.  ADDITIONAL PROVISIONS                    12
   Section 3.01                                          12
   Section 3.02                                          12
   Section 3.03                                          13
   Section 3.04                                          13
   Section 3.05                                          13
   Section 3.06                                          13
   Section 3.07                                          13
   Section 3.08                                          13
   Section 3.09                                          15
   Section 3.10                                          15
   Section 3.11                                          15
   Section 3.12                                          15
   Section 3.13                                          15
   Section 3.14                                          15
   Section 3.15                                          16
   Section 3.16                                          16

Signatures                                               17


Attachments to Eighteenth Supplemental Indenture:

SCHEDULE I  -   Schedule of Property and Interests
                Therein
SCHEDULE II -   Schedule of Released Property

     PARTIESTHIS EIGHTEENTH SUPPLEMENTAL INDENTURE, dated as of December 1, 1995, between THE PROVIDENCE GAS COMPANY, a corporation created by Special Act of the General Assembly of the State of Rhode Island (hereinafter sometimes called the "Company"), party of the first part, and STATE STREET BANK AND TRUST COMPANY, a Massachusetts Trust Company (successor to Rhode Island Hospital Trust National Bank, which succeeded Rhode Island Hospital Trust Company), as Trustee under the Company's First Mortgage hereinbelow mentioned (hereinafter sometimes called the "Trustee"), party of the second part:

     WHEREAS the Company by an Indenture, dated as of January 1, 1922, as supplemented by a First Supplemental
Indenture, dated as of February 6, 1933, a Second Supplemental Indenture, dated as of June 1, 1944, a Third Supplemental Indenture, dated as of April 1, 1948, a Fourth Supplemental Indenture, dated as of January 1, 1958, a Fifth Supplemental Indenture, dated as of July 1, 1960, a Sixth
Supplemental Indenture, dated as of September l, 1963, a Seventh Supplemental Indenture, dated as of November l, 1971, an Eighth Supplemental Indenture, dated as of July 1, 1972, a Ninth Supplemental Indenture, dated as of October 1, 1975, a Tenth Supplemental Indenture, dated as of April 1,
1976, an Eleventh Supplemental Indenture, dated as of September 1, 1978, a Twelfth Supplemental Indenture, dated as of September 1, 1983, a Thirteenth Supplemental Indenture dated as of May 1, 1986, a Fourteenth Supplemental Indenture dated as of August 1, 1988, a Fifteenth Supplemental Indenture dated as of June 1, 1990, a Sixteenth Supplemental Indenture, dated as of September 1, 1992 and a Seventeenth Supplemental Indenture dated as of November 1, 1993 (said instruments being hereinafter sometimes called, respectively, the "Original Indenture", the "First
Supplemental Indenture", the "Second Supplemental Indenture", the "Third Supplemental Indenture", the "Fourth Supplemental Indenture", the "Fifth Supplemental Indenture", the "Sixth Supplemental Indenture", the "Seventh Supplemental Indenture", the "Eighth Supplemental Indenture", the "Ninth Supplemental Indenture", the "Tenth Supplemental Indenture", the "Eleventh Supplemental Indenture", the "Twelfth Supplemental Indenture", the
"Thirteenth Supplemental Indenture", the "Fourteenth Supplemental Indenture", the "Fifteenth Supplemental Indenture," the "Sixteenth Supplemental Indenture," and the "Seventeenth Supplemental Indenture," and the Original Indenture as supplemented by whatsoever supplements, including, if apt, this Eighteenth Supplemental Indenture, as have been or shall have been executed and delivered at the pertinent time, being hereinafter sometimes called, collectively, the "Indenture"), mortgaged its property and franchises, including after-acquired property and franchises, to the Trustee to secure its First Mortgage Bonds issued and to be issued thereunder in accordance with the provisions of said Indenture, and there are now outstanding thereunder $10,000,000 principal amount of First Mortgage Bonds, Series M, 10.25% due July 31, 2008, being all of an original issue of $10,000,000 principal amount of bonds of said Series M, $10,000,000 principal amount of
First Mortgage Bonds, Series N, 9.63% due May 30, 2020, being all of an original issue of $10,000,000 principal amount  of  bonds  of  said Series N, $12,500,000  principal amount of First Mortgage Bonds, Series O, 8.46% due September 30, 2022, being all of an original issue of $12,500,000 principal amount of bonds of said Series O, $12,500,000 principal amount of First Mortgage Bonds, Series P, 8.09% due September 30, 2022, being all of an original issue of $12,500,000 principal amount of bonds of said Series P, and $12,800,000 principal amount of First Mortgage Bonds, Series Q, 5.62% due November 30, 2003, being a portion of an original issue of $16,000,000 principal amount of bonds of said Series Q; and

     WHEREAS the Company has determined, by due corporate action, to provide for the immediate issuance, execution, authentication and delivery of $15,000,000 in aggregate principal amount of its fully registered First Mortgage Bonds in the principal amount of $15,000,000 to be known as the Company's First Mortgage Bonds, Series R, 7.50% (hereinafter sometimes called "bonds of Series R" or "Series R bonds") due December 15, 2025; and

     WHEREAS each of the bonds to be issued hereunder and the certificate of the Trustee to be endorsed on the bonds of such series are to be substantially in the following forms, respectively, to wit:


                   [FORM OF SERIES R BOND]

No. R-                                                        $__________

                                             PPN 743753 D@ 1


                 THE PROVIDENCE GAS COMPANY


            FIRST MORTGAGE BOND, SERIES R, 7.50%


                    DUE DECEMBER 15, 2025

     THE PROVIDENCE GAS COMPANY, a corporation created by Special Act of the General Assembly of the State of Rhode
Island   (hereinafter  called  the  "Company"),  for   value
received,        hereby        promises        to        pay
______________________________ or registered assigns, on the fifteenth day of December, 2025, the principal sum of _________________________ Dollars ($__________), and to pay
interest thereon (unless this bond shall have been called for previous redemption and payment duly provided therefor) at the rate of seven and fifty hundredths per cent (7.50%) per annum, payable semi-annually on the fifteenth day of June and December in each year, commencing the fifteenth day of June, 1996, until said principal sum shall have become
due.   The  Company promises to pay, on demand, interest  on
any overdue principal (including any overdue prepayment of principal) and premium, if any, and (to the extent permitted by applicable law) on any overdue installment of interest, at the rate of eight and fifty hundredths per cent (8.50%) per annum. Interest shall be computed on the basis of a 360-day year of twelve 30-day months, except that this means of computation shall not operate to deprive the holder of this bond of interest for any day or days when applied to a period of less than six calendar months. The principal of, interest on and premium, if any, on this bond shall, subject
to   the  provisions  of  Section  3.07  of  the  Eighteenth
Supplemental Indenture hereinafter described, be payable at the office of State Street Bank and Trust Company, in Boston, Massachusetts (or at the office of its successor trustee in the trust to which reference is hereinafter made), in such coin or currency of the United States of America as shall be legal tender for the payment of public and private debts at the time of payment.

     This bond is one of a duly authorized issue of First Mortgage Bonds of the Company, unlimited as to aggregate principal amount except as set forth in the Indenture hereinafter mentioned, issuable in series and is one of a series known as First Mortgage Bonds, Series R, 7.50%, all bonds of all series being issued and to be issued under and pursuant to and all equally secured (except as any sinking or other analogous fund, established in accordance with the provisions of the Indenture hereinafter mentioned, may afford additional security for the bonds of any particular series) by an Indenture, dated as of January 1, 1922, as supplemented by a First Supplemental Indenture, dated as of February 6, 1933, a Second Supplemental Indenture, dated as of June 1, 1944, a Third Supplemental Indenture, dated as of April 1, 1948, a Fourth Supplemental Indenture, dated as of January 1, 1958, a Fifth Supplemental Indenture, dated as of July 1, 1960, a Sixth Supplemental Indenture, dated as of September 1, 1963, a Seventh Supplemental Indenture, dated as of November 1, 1971, an Eighth Supplemental Indenture, dated as of July 1, 1972, a Ninth Supplemental Indenture, dated as of October l, 1975, a Tenth Supplemental Indenture, dated as of April l, 1976, an Eleventh Supplemental
Indenture, dated as of September 1, 1978, a Twelfth Supplemental Indenture, dated as of September l, 1983, a Thirteenth Supplemental Indenture, dated as of May 1, 1986, a Fourteenth Supplemental Indenture, dated as of August 1, 1988, a Fifteenth Supplemental Indenture dated as of June 1, 1990, a Sixteenth Supplemental Indenture dated as of September 1, 1992, a Seventeenth Supplemental Indenture, dated as of November 1, 1993 and an Eighteenth Supplemental Indenture dated as of December 1, 1995 (said nineteen instruments being hereinafter called, collectively, the "Indenture"), all duly executed and delivered by the Company to State Street Bank and Trust Company, in Boston, Massachusetts, as successor to Rhode Island Hospital Trust National Bank, which succeeded Rhode Island Hospital Trust Company (hereinafter called the "Trustee"), as trustee, to which Indenture and to all indentures supplemental thereto reference is hereby made for a description of the property transferred, assigned and mortgaged thereunder, the nature and extent of the security, the terms and conditions upon which the bonds are secured and additional bonds may be issued and secured, and the rights of the holders or registered owners of said bonds, of the Trustee and of the Company in respect of such security. Subsequent series of said bonds may vary as to date, date of maturity, rate of interest and in other ways as in the Indenture provided or permitted.

     Notwithstanding any provisions of the Indenture (including, without limitation, Section 41 thereof) the bonds of Series R shall be subject to redemption only in the manner and to the extent provided in Section 1.03 of the Eighteenth Supplemental Indenture.

     This bond is transferable by the registered owner hereof, in person or by duly authorized attorney, on books to be kept for that purpose in the office of the Company, in Providence, Rhode Island, upon surrender thereof at said office for cancellation and upon presentation of a written instrument of transfer duly executed, and thereupon the Company shall issue in the name of the transferee or transferees, and the Trustee shall authenticate and deliver, a new registered bond or bonds, of like form and in an authorized denomination or in authorized denominations and of the same series, for the same aggregate principal amount. Bonds of this series, upon surrender thereof at said office, may be exchanged for the same aggregate principal amount of bonds of this series of another authorized denomination or other authorized denominations, all upon payment of the charges, if any, and subject to the terms and conditions specified in the Indenture.

     In case of default by the Company, as set forth in the Indenture, the principal of all the bonds of each and every series issued and outstanding thereunder may be declared or may become due and payable in the manner and with the effect provided in the Indenture.

     No recourse shall be had for the payment of any part of either the principal or interest of this bond, or for any claim based hereon, or otherwise in any manner in respect hereof or in respect of the Indenture, to or against any stockholder, officer or director, past, present or future, of the Company, by virtue of any statute or provision or rule of law, or by the enforcement of any assessment or penalty, all such liability being expressly waived and released by the acceptance of this bond.

     This bond shall not become obligatory for any purpose until authenticated by the execution by the Trustee of the certificate endorsed hereon.

     IN WITNESS WHEREOF, THE PROVIDENCE GAS COMPANY HAS CAUSED ITS CORPORATE SEAL TO BE HERETO AFFixed and this bond to be signed by its President or Vice President and its
Treasurer   or  Assistant  Treasurer,  the  _____   day   of
________________________.

                                    THE PROVIDENCE GAS
                                       COMPANY


                                    By_____________________
                                       President
[CORPORATE SEAL]

                                    and
                                       by__________________
                                       _
                                       Treasurer


               [FORM OF TRUSTEE'S CERTIFICATE]

     This is one of the bonds of Series R of the issue described in the Indenture within mentioned.

                                    STATE STREET BANK AND
                                       TRUST COMPANY, as
                                       Successor to Rhode
                                       Island Hospital
                                       Trust Company,
                                       Trustee


                                    By_____________________
                            Authorized Signature

     WHEREAS the Company also desires to confirm the lien of
the   Indenture  upon  property  (intended  to  be   thereby
mortgaged) acquired by the Company since the execution of the Seventeenth Supplemental Indenture;

     NOW,  THEREFORE, THIS EIGHTEENTH SUPPLEMENTAL INDENTURE
WITNESSETH: That The Providence Gas Company, pursuant to and in execution of the powers, authorities and obligations conferred, imposed and reserved in the Original Indenture, as heretofore supplemented by the First, Second, Third,
Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth, Sixteenth and Seventeenth Supplemental Indentures, and every other power, authority and obligation thereto appertaining or enabling, in consideration of the premises and of the authentication, purchase and acceptance of the Series R bonds, of $10 duly paid to the Company by the Trustee and of other good and valuable considerations, receipt whereof is hereby acknowledged, and for the purpose of confirming the Original Indenture and said First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth, Sixteenth and Seventeenth Supplemental Indentures, as hereby supplemented, and in order to secure, equally and ratably, the payment of the principal of and the interest on all of the bonds at any time outstanding under the Indenture according to their tenor, purport and effect and in order to secure the faithful performance and observance of all of the covenants and conditions set forth herein and in the Original Indenture, as heretofore supplemented by the First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth, Sixteenth and Seventeenth Supplemental Indentures, by these presents hereby confirms (except for property hereinafter expressly reserved and excluded from the lien of the Indenture) the mortgage, conveyance, pledge, assignment and transfer of the properties, franchises, rights and privileges set forth and described in the Original Indenture and said Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth, Sixteenth and Seventeenth Supplemental Indentures, and does hereby grant, bargain, sell, release, convey, mortgage, confirm, assign, transfer, pledge and set over unto the Trustee, and its successors in the trust, and its and their assigns, upon the trusts established by the Indenture, all and singular:

           A.    The  "Schedule  of Property  and  Interests
     Therein" hereto attached as Schedule I and made a part hereof.

           B. The Company's gasworks, plant and machinery, purifiers, generators, service and other pipes, holders, mains, meters, shops, tools, implements, fixtures, appurtenances, and (except for property hereinafter expressly reserved and excluded from the lien of the Indenture) all other real and tangible personal property now owned or which shall hereafter be acquired by the Company, or its successor or successors, and used or useful in connection with its business of making, distributing, purchasing and selling gas, and with any other business authorized or permitted by the Company's charter, and all of the Company's leasehold interests in any of such property now or hereafter leased by the Company as lessee and all corporate and other franchises of the Company, and all permits, ordinances, easements, privileges, immunities and licenses, all rights to lay, construct, maintain and operate systems for the distribution and transmission of gas and other agencies for the supply to itself or others of light, heat and power, and all rights of way, grants and consents which the Company now owns or which it may hereafter acquire, being intended to include, among other things covered by the Indenture, the entire existing and future light, heat and power business of the Company and all of its existing and all of its future rights, franchises, permits, ordinances and licenses to transact and conduct the same, and each and every part thereof
     (except  as  hereinafter  noted)  as  provided  in  the
     Original Indenture and said Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth, Sixteenth and Seventeenth Supplemental Indentures, which are hereby made a part hereof, to the same extent as if set forth herein at length, excepting, however, and there is expressly reserved and excluded from the lien of the
     Indenture:

               (1) Such of said properties or interests therein heretofore conveyed to the Trustee as may have been released by the Trustee or sold or otherwise disposed of as permitted by the provisions of the Indenture; and

               (2)    All right, title and interest  of  the
          Company now owned or hereafter acquired in and to

                    (a)    all cash, bonds, shares of stock,
               obligations   and   other   securities    not
               deposited   with   the  Trustee   under   the
               provisions of the Indenture;

                    (b)    all accounts and bills receivable
               (other than for the recovery of real property or establishing a lien or charge thereon or right therein) and choses in action not specifically assigned to the Trustee and pledged with the Trustee hereunder;

                    (c)    all  goods,  wares,  merchandise,
               products and by-products held for sale in the ordinary course of business;

                   (d)   all materials and supplies held for
               consumption in operation;

                     (e)    all  conversion  burners,  water
               heaters, stoves and refrigerators rented to customers or held for rental;

                   (f)   all motor vehicles; and

               (3) The last day of each of the demised terms created by any lease of property now leased to the Company and the last day of any demised term under each and every lease hereafter made or acquired by the Company and, under each and every renewal of any lease the last day of each and every such demised term being hereby expressly reserved to and by the Company;

until and unless a default shall be made in one or more obligations of the Company under the Indenture and such default shall have continued beyond the period of grace, if any, applicable in respect thereof, and the Trustee or any receiver or other official shall take control of the mortgaged properties, in which event the Indenture shall (to the extent permitted by law) become and be a lien upon all of the classes of property set forth in 2 above (subject to any liens or encumbrances then existing thereon), and the Trustee, receiver or other official shall (to the extent permitted by law) be entitled to possess, use and dispose of the same in carrying on the operation of the Company's enterprise and to include the same in any sale under power of sale conferred by the Indenture or by law.

     TO HAVE AND TO HOLD ALL OF SAID PROPERTy, real, personal and mixed, now owned or hereafter acquired, mortgaged and conveyed by the Company as aforesaid, or intended so to be, unto the Trustee, and its successors in said trust, and to them and to their assigns forever.

     IN  TRUST,  NEVERTHELESS, FOR THE  PURPOSES,  WITH  THE
POWERS AND SUBJECt to the agreements, covenants and conditions set forth and expressed in the Original Indenture, as supplemented and modified by the First Supplemental Indenture, Second Supplemental Indenture, Third Supplemental Indenture, Fourth Supplemental Indenture, Fifth Supplemental Indenture, Sixth Supplemental Indenture, Seventh Supplemental Indenture, Eighth Supplemental Indenture, Ninth Supplemental Indenture, Tenth Supplemental Indenture, Eleventh Supplemental Indenture, Twelfth Supplemental Indenture, Thirteenth Supplemental Indenture, Fourteenth Supplemental Indenture, Fifteenth Supplemental
Indenture, Sixteenth Supplemental Indenture, Seventeenth Supplemental Indenture and this instrument, it being agreed as follows, to wit:


                ARTICLE FIRST. SERIES R BONDS
                        ARTICLE FIRST
                       SERIES R BONDS

Section 1.01. There shall be and is hereby created a new series of bonds entitled "First Mortgage Bonds, Series R,
7.50%" (herein sometimes called the "Series R bonds" or "bonds of Series R"), limited in aggregate principal amount, except as noted in Section 2.02 hereof, to Fifteen Million Dollars ($15,000,000), and to be issued as prescribed in
Section 2.01 hereof. Series R bonds shall be fully registered bonds of the denomination of One Thousand Dollars ($1,000) and multiples thereof. All Series R bonds shall mature December 15, 2025 and shall bear interest at the rate and payable at the times specified in the form of Series R bond set forth herein. The principal of, interest on and premium, if any, on bonds of Series R shall, subject to the provisions of Section 3.07, be payable at the office of the Trustee in such coin or currency of the United States of America as shall be legal tender for the payment of public and private debts.

     Bonds   of  Series  R  shall  be  numbered  "R-1"   and
consecutively upwards.

Section 1.02.   Bonds of Series R shall be exchangeable  for
a like aggregate principal amount of bonds of such series of
another   authorized   denomination  or   other   authorized
denominations.

Section 1.03. Notwithstanding any provisions of the Indenture (including, without limitation, Section 41 thereof) the bonds of Series R shall be subject to redemption only in the manner and to the extent provided in this Section 1.03.

         (a) Mandatory Redemption. As and for, or in lieu of, a sinking fund for Series R bonds, the Company covenants and agrees that, so long as any Series R bonds are outstanding hereunder, it will call for redemption and redeem, on December 15 in each year, commencing December 15, 2006 and ending December 15, 2024, both inclusive, $750,000 aggregate principal amount of Series R bonds; provided, however, that the Company may deliver to the Trustee for cancellation, on or before any and each such December 15th, in lieu of the redemption of all or any part of the Series R bonds otherwise required to be so redeemed, an equal aggregate principal amount of Series R bonds. Any optional redemption of Series R bonds shall be applied to the principal payments due on the Series R bonds in inverse order of scheduled maturities.

          Series   R   bonds,  redeemed  pursuant   to   the
     provisions of this Section 1.03(a), shall be redeemed, without premium, at their principal amount and interest accrued to the date fixed for redemption.

          All Series R bonds, redeemed pursuant to the provisions of this Section 1.03(a) or delivered to the Trustee pursuant to such provisions, shall be cancelled by the Trustee and shall be delivered to or upon the order of the Company and shall not be reissued.

          (b) Optional Redemption of Series R Bonds with Premium. The Company shall have the option, at any time and from time to time, of redeeming the outstanding Series R bonds, either in whole or in part (but if in part then in units of $100,000), by payment of the principal amount of the Series R bonds to be redeemed, and accrued interest thereon to the date of redemption together with the Yield-Maintenance Premium, if any.

          As used in this Section 1.03(b):

               "Yield-Maintenance Premium" shall mean, with respect to any Series R bond, a premium equal to the excess, if any, of the Discounted Value of the Called Principal of such Series R bond over the amount of such Called Principal; provided that the Yield-Maintenance Premium shall in no event be less than zero.

               "Called Principal" shall mean, with respect to any Series R bond, the principal of such Series R bond that is to be redeemed pursuant to the foregoing provisions of this Section 1.03(b).

               "Discounted Value" shall mean, with respect to the Called Principal of any Series R bond, the amount calculated by discounting all Remaining Scheduled Payments with respect to such Called Principal from their respective scheduled due dates to the date on which such Called Principal is to be redeemed, in accordance with accepted financial practice and at a discount factor (applied on a semiannual basis) equal to the sum of (i) the Reinvestment Yield with respect to such Called Principal, plus (ii) 0.25%.

               "Reinvestment Yield" shall mean the yield reported, as of 10:00 a.m. Boston, Massachusetts time on the fifth Business Day prior to the date of prepayment or on the date of acceleration of the Series R bonds on the display designated "USD" of the Bloomberg Financial Markets Services Screen (or, if not available, any other nationally recognized trading screen reporting on-line intraday trading in United States government securities) for actively traded U.S. Treasury securities having a maturity corresponding to the Weighted Average Life to Maturity of the Called Principal or if such yield shall not be reported as of such time or shall not be usable, then the arithmetic mean of the yields for the two columns under the heading "Week Ending" published in the Statistical Release under the caption "Treasury Constant Maturities" for the Weighted Average Life to Maturity of the Called Principal (rounded to the nearest month). If no maturity exactly corresponds to the remaining Weighted Average Life to Maturity of the Called Principal, yields for the next longer and the next shorter published maturities shall be calculated pursuant to the foregoing sentence and the Reinvestment Yield shall be interpolated from such yields on a straight-line basis (rounding in each of the relevant periods to the nearest month). For the purposes of calculating the Reinvestment Yield, the most recent Statistical Release published prior to the date of determination of the Yield-Maintenance Premium shall be used.

               "Statistical Release" shall mean the then most recently published statistical release designated "H.15(519)" or any successor publication which is published weekly by the Federal Reserve System and which establishes yields on actively traded U.S. Government Securities adjusted to constant maturities or, if such statistical release is not published at the time of any determination hereunder, then such other reasonably comparable index which shall be designated by the holders of 66-2/3% in aggregate principal amount of the outstanding Series R bonds.

               "Remaining Scheduled Payments" shall mean, with respect to the Called Principal of any Series R bond, all payments of such Called Principal and interest thereon that would be due after the date scheduled for redemption thereof if no redemption of such Called Principal were made prior to its scheduled due date.

               "Business Day", as used in the definition of Reinvestment Yield, shall mean any day excluding Saturday, Sunday and any day which shall be, in Boston, Massachusetts, a legal holiday or a day on which banking institutions are authorized by law to close.

               "Weighted Average Life to Maturity" of the principal amount of the Series R bonds being redeemed shall mean, as of the time of any determination thereof, the number of years obtained by dividing the then Remaining Dollar-Years of such principal by the aggregate amount of such principal. The term "Remaining Dollar-Years" of such principal shall mean the amount obtained by (1) multiplying (i) the remainder of (A) the amount of principal that would have become due on each scheduled payment date if such prepayment had not been made, less (B) the amount of principal on the Series R bonds scheduled to become due on such date after giving effect to such prepayment and the application thereof in accordance with the provisions of Section 1.03(a) hereof by (ii) the number of years (calculated to the nearest one-twelfth) which will elapse between the date of determination and such scheduled payment date, and
          (2) totalling the products obtained in (1).

          (c) Optional Redemption of Series R Bonds Out of Condemnation Proceeds. In the event that any property subject to the lien of the Indenture is (x) taken by any governmental or other lawful authority pursuant to a Qualified Condemnation, or (y) sold by the Company in anticipation of a Qualified Condemnation for a price which, in the good faith judgment of the Board of Directors of the Company (as evidenced by a resolution thereof) is deemed to be equal to or greater than the fair market value of the property so sold, then the Company shall have the option (to be exercised within 60 days after such taking or sale), of applying not to exceed a pro rata portion of the net cash proceeds resulting from such taking or sale (or any portion of such proceeds equal to $100,000 or any integral multiple of $10,000 in excess thereof) to the redemption of outstanding Series R bonds by payment of the principal amount of the Series R bonds to be redeemed and accrued interest thereon to the date of redemption plus, in the case of any event described in clause (y) above, an amount equal to the Yield-Maintenance Premium, if any. The pro rata portion shall be determined by reference to all bonds of all series then outstanding under the Indenture.

          As used in this Section 1.03(c), "Qualified Condemnation" shall mean any taking by condemnation or eminent domain which (i) results in an award to the Company which, in the good faith judgment of the Board of Directors of the Company (as evidenced by a resolution thereof) is deemed to be equal to or greater than the fair market value of the property so taken, and (ii) is deemed by said Board of Directors (as evidenced by a resolution thereof) to be authorized and proper or which has been contested by the Company in good faith and by appropriate proceedings.

          (d) Miscellaneous. Except as herein otherwise set forth, the provisions of Article Fourth of the Original Indenture, with respect to the procedures for call and redemption, prior to maturity, of Series A and Series B bonds, shall apply to the call and redemption, prior to maturity, of all bonds of Series R so to be called and redeemed. All Series R bonds redeemed pursuant to the provisions hereof shall be cancelled by the Trustee and shall be delivered to or upon the order of the Company, and shall not be reissued.

          Whenever any Series R bonds are to be redeemed, the Trustee shall allocate to each registered owner a proportion of the Series R bonds to be redeemed, equal, as nearly as practicable, to the proportion that the principal amount of the bonds of such series then outstanding hereunder, registered in the name of such owner, bears to the principal amount of all bonds of such series then outstanding under the Indenture.

          Redemption notices for Series R bonds shall be given to each registered owner by registered mail and not by publication. The redemption notice given to each registered owner shall comply with the provisions of Article Fourth of the Original Indenture and shall also specify (i) the principal amount of such owner's Series R bonds to be redeemed, (ii) the accrued interest payable in connection with such redemption, and (iii) the Company's estimate of the Yield-Maintenance Premium, if any, payable in connection with such redemption. The Company's final computation of the amount of any Yield-Maintenance Premium payable in connection with any such redemption shall be furnished to the registered owners of the Series R bonds to be prepaid as soon as practicable after determination thereof and, in all events, not less than three days prior to the date of such redemption. The Trustee shall have no responsibility for determining independently the amount of any Yield-Maintenance Premium payable in connection with any redemption hereunder.

Section 1.04. The Company covenants and agrees that, so long as any Series R bonds are outstanding hereunder, it will pay no dividends and make no distribution either in cash or property (other than dividends payable in its common stock), on any class of its capital stock and will purchase or redeem none of its stock of any class if the sum of all dividends and all distributions, purchases and redemptions on or of its stock of any class paid or made by it
(including any then proposed to be paid or made) after September 30, 1994 and any losses incurred after that date, charged or properly chargeable against earned surplus, would exceed the amount of its net income earned after that date plus Ten Million Dollars ($10,000,000), provided, however, that there shall be excluded in making the calculation aforementioned so much of the aggregate of expenditures, including the reasonable value of property or securities, made by the Company for the redemption or purchase of its capital stock as does not exceed the aggregate of all amounts, including the reasonable value of property or securities, received by it through the disposal, since September 30, 1994, of additional capital stock. Notwithstanding the foregoing sentence, the Company may make regular dividend payments on, and mandatory sinking fund redemptions of, all shares of its 8.7% Redeemable Cumulative Preferred Stock or any class of its preferred stock which may hereafter be issued, to persons other than persons controlled by, controlling or under common control with the Company, provided that such payments and redemptions made after September 30, 1994 shall be included in any computation under this Section 1.04. The term "control," as used in this paragraph, shall mean ownership of 10% or more of the voting securities of the Company or such other person. The term "net income," as used in this paragraph, shall mean the net income available for dividends, determined in accordance with generally accepted accounting principles, after allowance for all taxes and other income deductions. The term "common stock", as used in this paragraph, shall mean stock of the Company of the class which is now outstanding.


   Article Second.     Issuance of $15,000,000 of Series R
       Bonds and Closing of Such Series at That Amount
                       ARTICLE SECOND
        ISSUANCE OF $15,000,000 OF SERIES R BONDS AND
            CLOSING OF SUCH SERIES AT THAT AMOUNT

Section 2.01. Upon the execution and delivery hereof, the Company will execute and deliver to the Trustee and the Trustee will authenticate and deliver to the Company Fifteen Million Dollars ($15,000,000) in aggregate principal amount of Series R bonds.

Section 2.02. The issue of Series R bonds hereunder is hereby limited to the Fifteen Million Dollars ($15,000,000) in aggregate principal amount of bonds of such series to be initially issued as provided in Section 2.01 hereof and to Series R bonds issued in exchange or substitution for outstanding Series R bonds under the provisions of the Indenture, permitting the exchange of bonds for other bonds (under the provisions of Section 1.02 hereof), or permitting the issuance of bonds in lieu of lost, stolen, destroyed or mutilated bonds, or permitting the exchange of definitive bonds for temporary bonds.


            ARTICLE THIRD. ADDITIONAL PROVISIONS
                        ARTICLE THIRD
                    ADDITIONAL PROVISIONS

Section 3.01. The Company covenants and agrees that it has good right and lawful authority to mortgage the properties described in the granting clauses hereof and after-acquired property as provided herein and that it is lawfully seized and possessed of the same (except with respect to after-acquired property).

Section 3.02. The Company covenants and agrees that since the date of the Seventeenth Supplemental Indenture no real estate or interest therein has been taken by exercise of the right of eminent domain or released from the Indenture or subjected to any easement which has not been terminated of record except as listed on the "Schedule of Released Property" attached hereto as Schedule II.

Section 3.03. The Company covenants and agrees that (a) it will not incorporate into its gas distribution system for operation as lessee or otherwise any personal property or fixtures owned by another person or entity except such property of a type expressly reserved and excluded from the lien of the Indenture; and (b) without limiting the generality of the foregoing, it will not enter into, as lessee, any leases of personal property, fixtures or improved real property if the cost of all such items so leased less accumulated depreciation taken from time to time in accordance with generally accepted accounting principles would be in excess of 15% of the principal amount of bonds then outstanding under the Indenture.

Section  3.04.    The Company covenants and agrees  that  it
will promptly comply with all laws, ordinances or governmental rules and regulations to which it is subject, including without limitation, the Occupational Safety and Health Act of 1970, the Employee Retirement Income Security Act of 1974 and all laws, ordinances, governmental rules and regulations relating to environmental protection in all applicable jurisdictions, the violation of which would materially and adversely affect the properties, business, prospects, profits or condition of the Company or would result in any lien or charge upon any property of the Company which would materially and adversely affect the conduct of the Company's operations.

Section 3.05. The Company covenants and agrees that it will not permit any employee benefit plan maintained by it to be terminated in a manner which would result in the imposition of a lien on any property of the Company pursuant to Section 4068 of the Employee Retirement Income Security Act of 1974, as amended.

Section 3.06. No bonds owned or held by, for the account of or for the benefit of the Company or any other obligor on the bonds (other than bonds pledged to secure an obligation) shall be deemed entitled to share in any payment or distribution provided in Article Sixth of the Indenture, provided that the Trustee shall be protected in making any such payment or distribution unless it shall have actual knowledge that the bonds in respect of which such payment or distribution is made are so owned or held.

Section 3.07. Payments of any amounts with respect to the Series R bonds shall be made at such place and in such manner as shall be provided in Section 6.4 of the Bond Purchase Agreement, dated as of December 1, 1995 (the "Bond Purchase Agreement"), between the Company and the original purchaser of said Series R bonds, or at such other places and in such other manners as may, from time to time, be agreed upon in writing among the Company, the Trustee and the holder of the Series R bond in question.

Section 3.08. Anything contained elsewhere in the Indenture notwithstanding, and without limiting the effect of Section 3.15 of this Eighteenth Supplemental Indenture, so long as any of the Series R bonds shall remain outstanding, the Trustee shall be entitled to exercise any of the remedies provided in the Indenture (including, without limitation, the remedies provided in Sections 33, 46, 47, 48 and 49 of the Indenture):

          (a) if the Company shall default in the payment of any interest payable on any Series R bonds and such default shall have continued for a period of ten days, or the Company shall default in the payment of principal on any Series R bonds on any mandatory redemption date or at final maturity or at any date fixed for the optional redemption thereof pursuant to the provisions of Section 1.03 of this Eighteenth Supplemental Indenture;

          (b) if the Company or any subsidiary of the Company shall fail to make when due or payable (including applicable grace periods, if any) any payment required to be made by it in respect of any indebtedness, the outstanding aggregate principal amount of which indebtedness is at the time of such failure in excess of three million dollars ($3,000,000);

          (c) if the Company shall fail in the observance or performance of any other covenant, condition or agreement not enumerated in this Section hereinabove, contained in the Indenture (including this Eighteenth Supplemental Indenture) or in the Bond Purchase Agreement, and such failure shall continue for a period of sixty (60) days after such failure shall first become known to the President or the Financial Vice President of the Company, or to any person charged with the responsibilities normally associated with either of such offices;

         (d) if any representation or warranty made by the Company herein, or made by the Company in the Bond Purchase Agreement, or made by the Company in any statement or certificate furnished by the Company in connection with the consummation of the issuance and delivery of the Series R bonds or furnished by the Company pursuant hereto or pursuant to the Bond Purchase Agreement, is untrue in any material respect as of the date of the issuance or making thereof;

          (e) if final judgment or judgments for the payment of money aggregating in excess of $100,000 is or are outstanding against the Company or against any property or assets of the Company and any one of such judgments has remained unpaid, unvacated, unbonded or unstayed by appeal or otherwise for a period of 30 days from the date of its entry;

          (f) in the event of the entry of a decree or order by a court having jurisdiction in the premises adjudging the Company a bankrupt or insolvent, or approving as properly filed a petition seeking reorganization, arrangement, adjustment or composition of, or in respect of, the Company under applicable Federal bankruptcy law or any other applicable Federal or State law, or appointing a receiver, liquidator, assignee, trustee, sequestrator (or other similar official) of the Company or of any substantial part of its property, or ordering the winding up or liquidation of its affairs, and the continuance of any such decree or order unstayed and in effect for a period of 60 consecutive days; or

          (g) in the event of the institution by the Company of proceedings to be adjudicated a bankrupt or insolvent, or the consent by it to the institution of bankruptcy or insolvency proceedings against it, or the filing by it of a petition or answer or consent seeking reorganization or relief under applicable Federal bankruptcy law or any other similar applicable Federal or State law, or the consent by it to the filing of any such petition or the appointment of a receiver, liquidator, assignee, trustee, sequestrator (or other similar official) of the Company or of any substantial part of its property, or the making by it of an assignment for the benefit of creditors, or the admission by it in writing of its inability to pay its debts generally as they become due, or the taking of corporate action by the Company in furtherance of any such action.

Section 3.09. This Eighteenth Supplemental Indenture shall become void when the Original Indenture shall be void.

Section 3.10. Dates of supplemental indentures and of bonds are intended as and for dates for the identification of such bonds and such instruments, respectively, and are not intended to indicate that any such instrument or any bond was and no such instrument or bond has been or is to be executed on a Sunday or a legal holiday, the respective dates when supplemental indentures were executed being the dates or respective dates of the acknowledgments of the parties thereto.

Section 3.11. Whenever reference is made in this Eighteenth Supplemental Indenture to a Section or an Article of the Original Indenture and such Section or Article has been amended by this instrument or any of the indentures supplemental to the Original Indenture enumerated hereinabove, or two or more of them, then such reference shall be to such Section or Article as so amended, whether or not herein expressly so stated.

Section 3.12. The Company, at its own cost and expense, will forthwith, upon the execution and delivery by the parties hereto of this Eighteenth Supplemental Indenture, cause the same to be recorded pursuant to law in all offices for the recording of mortgages of real or personal property in which such recordation is necessary in order to perfect and protect the lien hereof, and, in any event, in all such offices in which it has caused or may cause the Original Indenture to be recorded.

Section 3.13. Anything in the Series R bonds or in the Indenture to the contrary notwithstanding, upon receipt by the Company or the Trustee of evidence reasonably satisfactory to the Company or the Trustee of the ownership of and loss, theft, destruction or mutilation of any Series R bond and (a) in the case of loss, theft or destruction, of indemnity or security reasonably satisfactory to it (provided, however, that if the holder of such Series R bond is an institution having a minimum net worth of $10,000,000 or more, its own affidavit and undertaking of indemnity shall be deemed to be satisfactory evidence, indemnity, and security) or (b) in the case of mutilation, upon surrender and cancellation thereof, the Company at its expense will execute, and thereupon the Trustee will authenticate and deliver in lieu thereof, a new bond, executed and authenticated in the same manner as the bond being replaced, in an aggregate principal amount equal to the unpaid portion of the principal amount of the bond being replaced.

Section 3.14. This Eighteenth Supplemental Indenture may be executed in any number of counterparts, each of which shall be deemed an original; and such counterparts shall constitute but one and the same instrument, which shall for all purposes be sufficiently evidenced by any such original counterpart.

Section 3.15. For any default by the Company in the covenants, stipulations, promises and agreements herein contained or contained in the bonds of Series R, the Trustee and the bondholders shall have the same rights and remedies, subject to the same limitations, as are provided in the Original Indenture.

Section 3.16. The Company hereby agrees to unconditionally indemnify, defend and hold, and covenants not to sue, the Trustee and each holder of the bonds of Series R from time to time, their respective directors, officers, employees and agents harmless for or against any loss, liability, damage, expense or claim (including, but not limited to, reasonable fees of attorneys, experts and professionals and reasonable environmental consulting sampling and analysis costs all of which are incurred in investigating such claims, defending such claims and prosecuting the Company under the indemnity provided by this Section 3.16, whether arising under the federal Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. Sections 9601 et seq., the federal Resource Conservation and Recovery Act, 42 U.S.C. Sections 6901 et seq., or any similar state law or regulation providing for liability for responding to a release of hazardous substances (the "Environmental Laws") (excepting only those attributable solely and completely to the willful misconduct of any holder or holders of the bonds of Series R) or which may be incurred by or asserted against any holder of the bonds of Series R directly or indirectly arising or resulting from, or relating to, any of the following: (1) the presence of any Hazardous Substances (hereinafter defined) on any property previously, presently or hereafter owned, possessed, occupied, operated or utilized by the Company; (2) the presence of any Hazardous Substances on any real property, not previously, presently or hereafter owned, possessed, occupied or operated by the Company, which Hazardous Substances were used, generated, manufactured, produced, stored, transported, disposed, released, discharged, abandoned or handled by the Company; and (3) the violation by the Company of any Environmental Law. This indemnity shall continue in full force and effect after repayment of the bonds of Series R, and its duration shall be forever.

     "Hazardous Substance" shall mean any hazardous or toxic material, substance or waste, pollutant or contaminant which is regulated under any statute, law, ordinance, rule or regulation of any local, state, regional or federal authority  having  jurisdiction over  the  property  of  the
Company or its use, including but not limited to any material, substance or waste which is: (a) defined as a hazardous substance under Section 311 of the Federal Water Pollution Control Act (33 U.S.C. Section 1317) as amended;
(b)  regulated  as a hazardous waste under Section  1004  or
Section  3001  of the Federal Solid Waste Disposal  Act,  as
amended by the Resource Conservation and Recovery Act (42 U.S.C. Section 6901 et seq.), as amended; (c) defined as a hazardous substance under Section 101 of the Comprehensive Environmental Response, Compensation and Liability Act (42 U.S.C. Section 9601 et seq.), as amended, or (d) defined or regulated as a hazardous substance or hazardous waste under any rules or regulations promulgated under any of the foregoing statutes.

     IN WITNESS WHEREOF, The Providence Gas Company has caused its corporate seal to be hereto affixed and these presents to be executed, acknowledged and delivered in its name and on its behalf by its President and Treasurer, and said State Street Bank and Trust Company, as successor as Trustee to Rhode Island Hospital Trust National Bank, which succeeded Rhode Island Hospital Trust Company, has caused its corporate seal to be hereto affixed and these presents to be executed and delivered by one of its officers, all hereunto duly authorized, as of the day and year first above written.
                                    Signatures
                                    THE PROVIDENCE GAS
                                       COMPANY


[CORPORATE SEAL]                    By______________________
                                      _____________
                                               James H.
                                      Dodge
                                                           Its President


                                    By_____________________
                                       _____________
                                              Gary S.
                                       Gillheeney
                                                           Its Treasurer

Signed, sealed and delivered
in the presence of:


                      ________________
                       ______________
                          as to The
                       Providence Gas
                           Company

                                    STATE STREET BANK AND
                                       TRUST COMPANY,
                                       Trustee


[CORPORATE SEAL]                    BY______________________
                                      __________
                     Authorized Officer

Signed, sealed and delivered
in the presence of:


                      ________________
                       ______________
                         as to State
                       Street Bank and
                        Trust Company

STATE OF RHODE ISLAND    )
                         ):  SS.:
COUNTY OF PROVIDENCE     )

     In Providence, this _____ day of December, A.D. 1995, personally appeared before me James H. Dodge and Gary S. Gillheeney, to me known and known by me to be the President and Treasurer, respectively, of THE PROVIDENCE GAS COMPANY, one of the parties that executed the foregoing instrument, and acknowledged said instrument to be their free act and deed in their said capacities, and the free act and deed of said corporation; and on oath stated that they were duly authorized to execute said instrument and that the seal affixed thereto is the corporate seal of said corporation.

     IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal, the day and year first above written.



                                    _______________________
                                    _______________
                        Notary Public
My Commission Expires:
                                    [Notarial Seal]
STATE OF RHODE ISLAND              )
                                   ):  SS.:
COUNTY OF PROVIDENCE               )

     In Providence, this ____ day of December, A.D. 1995, personally appeared before me ____________________, to me known and known by me to be ____________ of STATE STREET BANK AND TRUST COMPANY, one of the parties that executed the foregoing instrument, and acknowledged said instrument to be such officer's free act and deed in such officer's said capacity, and the free act and deed of said corporation, as Trustee; and on oath stated that such officer was duly authorized to execute said instrument and that the seal affixed thereto is the corporate seal of said corporation.

     IN WITNESS WHEREOF, I HAVE HEREUNTO Set my hand and affixed my official seal, the day and year first above written.



                                    _______________________
                                    _______________
                        Notary Public
My commission expires:  ______________
                                    [Notarial Seal]
         Schedule Of Property And Interests Therein

                            None
                SCHEDULE OF RELEASED PROPERTY
                        AND EASEMENTS


                            None

??