Form 10-Q
period 1996-06-30
PROVIDENCE GAS CO
filed 1996-08-13
CIK 80812

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended         June 30, 1996
                               -----------------------------------

                                      OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________

Commission file number            0-1160
                      -------------------------------------------

                          THE PROVIDENCE GAS COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Rhode Island                                     05-0203650
- ---------------------------------------------             -------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
            or organization)                              Identification No.)

             100 WEYBOSSET STREET, PROVIDENCE, RHODE ISLAND 02903
- ----------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (401) 272-5040
- ----------------------------------------------------------------------------
              Registrant's telephone number, including area code

- ----------------------------------------------------------------------------
      (Former name,former address and former fiscal year,if changed since last report)

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                             --   --

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1.00 par value; 1,243,598 shares outstanding at August 13, 1996.
- -------------------------------------------------------------------------------

                          THE PROVIDENCE GAS COMPANY
                                   FORM 10-Q

                                 JUNE 30, 1996


PART I:     FINANCIAL INFORMATION                                     PAGE
Item 1:     Financial Statements

            Consolidated Statements of Income for the
            three, nine and twelve months ended
            June 30, 1996 and 1995                                     I-1

            Consolidated Balance Sheets as of June 30, 1996,
            June 30, 1995 and September 30, 1995                       I-2

            Consolidated Statements of Cash Flows
            for the nine months ended June 30, 1996
            and 1995                                                   I-3

            Consolidated Statements of Capitalization
            as of June 30, 1996, June 30, 1995
            and September 30, 1995                                     I-4

            Notes to Consolidated Financial Statements                 I-5

Item 2:     Management's Discussion and Analysis of
            Financial Condition and Results of Operations              I-9


PART II:    OTHER INFORMATION

Item 6:     Reports on Form 8-K                                       II-1

            Signature                                                 II-2

PART I.  FINANCIAL INFORMATION
- -------  ---------------------
ITEM 1.  FINANCIAL STATEMENTS
- -------  --------------------

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                         FOR THE PERIODS ENDED JUNE 30
                         -----------------------------
                                  (Unaudited)
                                  -----------

                                        THREE MONTHS          NINE MONTHS          TWELVE MONTHS
                                     ----------------      ---------------       ----------------
                                     1996       1995       1996       1995       1996       1995
                                     ----       ----       ----       ----       ----       ----
                                              (Thousands, except per share amounts)
Operating revenues                   $ 42,522   $ 37,397   $179,053   $150,080   $209,016   $183,438
Cost of gas sold                       23,602     20,821    100,910     82,462    117,433    101,515
                                     ---------  --------   --------   --------   --------   --------
  Operating margin                     18,920     16,576     78,143     67,618     91,583     81,923
                                     ---------  --------   --------   --------   --------   --------
Operating expenses:
Opersting and
    maintenance                        12,500     10,854     37,051     33,399     47,138     42,140
Depreciation and
    amortization                        3,056      2,485      8,623      7,455     11,218      9,829
Taxes -
  State gross receipts                  1,247      1,044      5,153      4,149      6,009      5,115
  Local property and
    other                               1,652      1,684      5,000      4,990      6,602      6,072
  Federal income                         (433)      (358)     5,753      4,414      4,366      4,351
                                     --------    -------   --------   --------   --------   --------
Total operating
  expenses                             18,022     15,709     61,580     54,407     75,333     67,507
                                     ---------- --------   --------   --------   --------   --------
Operating income                          898        867     16,563     13,211     16,250     14,416
Other income, net                         161        303        919        621      1,096        471
                                     ---------  --------   --------   --------   --------   --------
Income before
  interest expense                      1,059      1,170     17,482     13,832     17,346     14,887
                                     --------   --------   --------   --------   --------   --------
Interest expense:
  Long-term debt                        1,525      1,268      4,362      3,819      5,629      5,119
  Other                                   311        576      1,283      1,664      1,816      1,940
  Interest capitalized                    (30)       (28)       (63)       (75)       (90)      (104)
                                     --------   --------   --------   --------   --------   --------
                                        1,806      1,816      5,582      5,408      7,355      6,955
                                     --------   --------   --------   --------   --------   --------

Net income (loss)                        (747)      (646)    11,900      8,424      9,991      7,932
Dividends on preferred
  stock                                  (174)      (174)      (522)      (522)      (696)      (696)
                                     --------   --------   --------   --------   --------   --------
Net income(loss)applicable
  to common stock                    $   (921)  $   (820)  $ 11,378   $  7,902   $  9,295   $  7,236
                                     ========   ========   ========   ========   ========   ========
Earnings per
  common share                       $   (.74)  $   (.66)  $   9.15   $   6.35   $   7.47   $   5.82
                                     ========   ========   ========   ========   ========   ========
Dividends paid per
  common share                       $    .92   $    .92  $    2.76   $   2.76   $   3.68   $   3.68
                                     ========   ========   ========   ========   ========   ========
Weighted average common
  shares outstanding                  1,243.6    1,243.6    1,243.6    1,243.6    1,243.6    1,243.6
                                     ========   ========   ========   ========   ========   ========

                                   PAGE I-1

PART I.   FINANCIAL INFORMATION
- -------   ---------------------
ITEM 1.   FINANCIAL STATEMENTS
- -------   --------------------


                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                         FOR THE PERIODS ENDED JUNE 30
                         -----------------------------
                                  (Unaudited)
                                  -----------

                                      THREE MONTHS
                                     --------------
                                     1996      1995
                                     ----      ----
                           (Thousands, except per share amounts)
Operating revenues                  $ 42,522   $ 37,397
Cost of gas sold                      23,602     20,821
                                    --------   --------
Operating margin                      18,920     16,576
                                    --------   --------

Operating expenses:
  Operating and
    maintenance                       12,500     10,854
  Depreciation and
    amortization                       3,056      2,485
  Taxes -
    State gross receipts               1,247      1,044
    Local property and
      other                            1,652      1,684
    Federal income                      (433)      (358)
                                    --------   --------

Total operating
  expenses                            18,022     15,709
                                    --------   --------

Operating income                         898        867

Other income, net                        161        303
                                    --------   --------

Income before
  interest expense                     1,059      1,170
                                    --------   --------

Interest expense:
  Long-term debt                       1,525      1,268
  Other                                  311        576
  Interest capitalized                   (30)       (28)
                                    --------   --------
                                       1,806      1,816
                                    --------   --------
Net income(loss)                        (747)      (646)
Dividends on preferred
  stock                                 (174)      (174)
                                    --------   --------
Net income (loss) applicable
  to common stock                   $   (921)  $   (820)
                                    ========   ========
Earnings per
  common share                      $   (.74)  $   (.66)
                                    ========   ========
Dividends paid per
  common share                      $    .92   $    .92
                                    ========   ========
Weighted average common
  shares outstanding                 1,243.6    1,243.6
                                    ========   ========

                                   PAGE I-1

PART I.  FINANCIAL INFORMATION
- -------  ---------------------
ITEM 1.  FINANCIAL STATEMENTS
- -------  --------------------

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                         FOR THE PERIODS ENDED JUNE 30
                         -----------------------------
                                  (Unaudited)
                                  -----------

                                           NINE MONTHS
                                        ---------------
                                        1996      1995
                                        ----      ----
                             (Thousands, except per share amounts)
Operating revenues                    $179,053   $150,080
Cost of gas sold                       100,910     82,462
                                      --------   --------
Operating margin                        78,143     67,618
                                      --------   --------
Operating expenses:
  Operating and
    maintenance                         37,051     33,399
  Depreciation and
    amortization                         8,623      7,455
  Taxes -
  State gross receipts                   5,153      4,149
  Local property and
    other                                5,000      4,990
  Federal income                         5,753      4,414
                                      --------   --------

Total operating
  expenses                              61,580     54,407
                                      --------   --------
Operating income                        16,563     13,211

Other income, net                          919        621
                                      --------   --------

Income before
  interest expense                      17,482     13,832
                                      --------   --------

Interest expense:
  Long-term debt                         4,362      3,819
  Other                                  1,283      1,664
  Interest capitalized                     (63)       (75)
                                      --------   --------
                                         5,582      5,408
                                      --------   --------

Net income                              11,900      8,424
Dividends on preferred
  stock                                   (522)      (522)
                                      --------   --------
Net income applicable
  to common stock                     $ 11,378   $  7,902
                                      ========   ========
Earnings per
  common share                        $   9.15   $   6.35
                                      ========   ========
Dividends paid per
  common share                        $   2.76   $   2.76
                                      ========   ========
Weighted average common
  shares outstanding                   1,243.6    1,243.6
                                      ========   ========

                                   PAGE I-1

PART I.  FINANCIAL INFORMATION
- -------  ---------------------
ITEM 1.  FINANCIAL STATEMENTS
- -------  --------------------
                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                         FOR THE PERIODS ENDED JUNE 30
                         -----------------------------
                                  (Unaudited)
                                  -----------

                           TWELVE MONTHS
                           -------------
                           1996      1995
                           ----      ----
               (Thousands, except per share amounts)
Operating revenues         $209,016   $183,438
Cost of gas sold            117,433    101,515
                           --------   --------

  Operating margin           91,583     81,923
                           --------   --------
Operating expenses:
  Operating and
    maintenance              47,138     42,140
  Depreciation and
    amortization             11,218      9,829
  Taxes -
    State gross receipts      6,009      5,115
    Local property and
      other                   6,602      6,072
    Federal income            4,366      4,351
                           --------   --------
Total operating
  expenses                   75,333     67,507
                           --------   --------
Operating income             16,250     14,416
Other income, net             1,096        471
                           --------   --------
Income before
  interest expense           17,346     14,887
                           --------   --------
Interest expense:
  Long-term debt              5,629      5,119
  Other                       1,816      1,940
  Interest capitalized          (90)      (104)
                           --------   --------
                              7,355      6,955
                           --------   --------
Net income                    9,991      7,932
Dividends on preferred
  stock                        (696)      (696)
                           --------   --------
Net income applicable
  to common stock          $  9,295   $  7,236
                           ========   ========
Earnings per
  common share             $   7.47   $   5.82
                           ========   ========
Dividends paid per
  common share             $   3.68   $   3.68
                           ========   ========
Weighted average common
  shares outstanding        1,243.6    1,243.6
                           ========   ========

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Thousands)
                                  -----------

                                                   (Unaudited)
                                                June 30, June 30, September 30,
                                                   1996    1995     1995
                                                ---------------------------------
ASSETS
- ------
Gas plant, at original cost                       $264,429  $243,322  $247,933
  Less - Accumulated depreciation and
    utility plant acquisition adjustments           96,659    85,942    85,867
                                                  --------  --------  --------
                                                   167,770   157,380   162,066
                                                  --------  --------  --------
Current assets:
  Cash and temporary cash investments                1,024       708       791
  Accounts receivable, less
    allowance of $5,249 at 6/30/96, $3,625 at
    6/30/95 and $2,309 at 9/30/95                   24,639    22,095    13,807
  Unbilled revenues                                  1,635     2,012     2,637
  Deferred gas costs                                 2,371        --     1,196
  Inventories, at average cost -
    Liquefied natural gas, propane and under-
     ground storage                                  7,317     7,129     9,976
    Materials and supplies                           1,242     1,410     1,427
  Prepaid and refundable taxes                       3,957     5,692     5,272
  Prepayments                                          970       697     1,328
                                                  --------  --------  --------
                                                    43,155    39,743    36,434
                                                  --------  --------  --------
Deferred charges and other assets                   12,892    15,395    16,227
                                                  --------  --------  --------
    Total assets                                  $223,817  $212,518  $214,727
                                                  ========  ========  ========
CAPITALIZATION AND LIABILITIES
- ------------------------------
Capitalization (see accompanying statement)       $159,338  $140,618  $153,502
                                                  --------  --------  --------
Current liabilities:
  Notes payable                                      4,900     7,700     4,337
  Current portion of long-term debt                  1,994     1,875     1,950
  Accounts payable                                  14,103    15,759    13,896
  Accrued taxes                                      4,266     8,494     5,863
  Accrued vacation                                   1,932     1,870     1,634
  Customer deposits                                  3,999     3,775     3,937
  Refundable gas costs                                  --     5,384        --
  Other                                              4,438     3,306     3,574
                                                  --------  --------  --------
                                                    35,632    48,163    35,191
                                                  --------  --------   -------
Deferred credits and reserves:
  Accumulated deferred Federal income taxes         18,910    15,931    17,892
  Unamortized investment tax credits                 2,550     2,708     2,668
  Other                                              7,387     5,098     5,474
                                                  --------  --------  --------
                                                    28,847    23,737    26,034
                                                  --------  --------  --------
    Total capitalization and liabilities          $223,817  $212,518  $214,727
                                                  ========  ========  ========



                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                       FOR THE NINE MONTHS ENDED JUNE 30
                       ---------------------------------
                                  (Unaudited)
                                  -----------

                                                        1996      1995
                                                      -------------------
                                                          (THOUSANDS)
Cash provided by (used for)
Operations:
- ----------
   Net income                                         $ 11,900   $  8,424
   Items not requiring cash-
     Depreciation and amortization                       8,723      7,700
     Changes as a result of regulatory action           (1,453)        --
     Amortization of deferred charges & other            1,166        974
     Deferred Federal income taxes                       1,021      1,145
     Amortization of investment tax credits               (118)      (118)
     Change in assets and liabilities
       which provided (used) cash:
        Accounts receivable                            (10,849)    (4,431)
        Unbilled revenues                                1,002        865
        Deferred gas costs                              (1,175)    15,349
        Inventories                                      2,844      4,174
        Prepaid and refundable taxes                     1,312     (2,185)
        Prepayments                                        358        761
        Accounts payable                                   207     (2,280)
        Accrued taxes                                    2,461      2,437
        Refundable gas costs                                --      5,384
        Accrued vacation, customer deposits
         & other                                         1,242        441
        Deferred charges & other                           486     (2,558)
                                                      --------   --------
        Net cash provided by operations                 19,127     36,082
                                                      --------   --------
Investment Activities:
- ---------------------
  Expenditures for property, plant and
     equipment, net                                    (13,621)   (13,354)
                                                      --------   --------
       Total                                           (13,621)   (13,354)
                                                      --------   --------
Financing Activities:
- --------------------
  Issuance of mortgage bonds                            15,000         --
  Payments on long-term debt                            (1,881)    (1,909)
  Decrease in notes payable, net                       (14,437)   (17,000)
  Cash dividends on preferred shares                      (522)      (522)
  Cash dividends on common shares                       (3,433)    (3,433)
                                                      --------   --------
     Total                                              (5,273)   (22,864)
                                                      --------   --------
Increase in cash & temporary cash
  investments                                              233       (136)
Cash and cash equivalents at beginning
  of period                                                791        844
                                                      --------   --------
Cash and cash equivalents at end of period            $ 1,024    $    708
                                                      ========   ========
Supplemental disclosures of cash flow information:
  Cash paid year-to-date-
    Interest (net of amount capitalized)              $  4,906   $  4,563
    Income taxes (net of refunds)                     $  1,858   $  1,410


                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (THOUSANDS)
                                  -----------

                                              (Unaudited)
                                          June 30,   June 30,   September 30,
                                             1996        1995         1995
                                         ------------------------------------
Common stock equity:
 common stock, $1 par
     Authorized - 2,500 shares
     Outstanding - 1,244 at 6/30/96,
                  6/30/95,and 9/30/95     $  1,244   $  1,244   $  1,244
  Amount paid in excess of par              37,636     37,812     37,820
  Retained earnings                         39,901     35,183     31,956
                                          --------   --------   --------
Total common stock equity                   78,781     74,239     71,020
                                          --------   --------   --------

Cumulative preferred stock:
     Redeemable 8.70% Series, $100 par
     Authorized - 80 shares
     Outstanding - 80 shares at 6/30/96,
       6/30/95 and 9/30/95                   8,000      8,000      8,000
                                         ---------   --------   --------
Long-term debt:

  First mortgage bonds                      72,800     59,400     74,400
  Capital leases                             1,751        854      2,032
                                         ---------   --------   --------

Total long-term debt                        74,551     60,254     76,432

Less current portion                         1,994      1,875      1,950
                                         ---------   --------   --------

Long-term debt, net                         72,557     58,379     74,482
                                         ---------   --------   --------

Total capitalization                      $159,338   $140,618   $153,502
                                         =========   ========   ========


                          THE PROVIDENCE GAS COMPANY
                  Notes To Consolidated Financial Statements


Accounting Policies
- -------------------

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

Gas Charge Clause
- -----------------

     In May 1996, the Rhode Island Public Utilities Commission approved a Rate Design Settlement Agreement. The Agreement included changes to the Registrant's gas cost recovery mechanism; specifically, the Agreement replaced the previous Cost of Gas Adjustment Clause (CGA) with Gas Charge Adjustment Clauses (GCC) effective June 2, 1996. In addition to those items previously recovered through the CGA, the GCC provides for the recovery of: (1) inventory financing costs;
(2) working capital associated with gas supply purchases; (3) bad debt expenses associated with the gas revenue portion of customer bills; and (4) liquefied natural gas operating and maintenance expenses, all of which were previously recovered in base rates. The GCC provides for reconciliation of total gas costs billed with the actual cost of gas recorded. Any excess or deficiency in amounts billed as compared to costs is deferred and either refunded to, or recovered from, customers over a subsequent period.

Reclassifications
- -----------------

     Certain prior period amounts have been reclassified for consistent presentation with the current period.

Environmental Matters
- ---------------------

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

     At June 30, 1996, the Registrant is aware of four sites at which future costs may be incurred.

     The Registrant has been designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act of 1980 at two sites at Plympton, Massachusetts on which waste material is alleged to have been deposited by disposal contractors employed in the past either directly or indirectly by the Registrant and other PRP's. With respect to one of the Plympton sites, the Registrant has joined with other PRP's in entering

                                   PAGE I-5
into an Administrative Consent Order with the Massachusetts Department of Environmental Protection. The costs to be borne by the Registrant, in connection with both Plympton sites, are not anticipated to be material to the financial condition of the Registrant.

     During 1995, the Registrant voluntarily began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of June 30, 1996, approximately $1.1 million has been spent primarily on studies at this site. In accordance with state laws, such a voluntary study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at the site. The Registrant has completed the study which indicates that remediation will be required. The Registrant has several remediation options for the site and is currently negotiating with DEM and contractors to arrive at the best alternative. At June 30, 1996, the Registrant has compiled a preliminary range of costs based on remediation alternatives, ranging from $1.3 million to in excess of $5.0 million. Based on the proposals for remediation work the Registrant has accrued $1.3 million at June 30, 1996, for anticipated future remediation costs at this site. Also, the Registrant has negotiated an agreement, which is subject to Federal regulatory approval, with a third party which provides for reimbursement of up to $2.5 million of certain remediation costs to be incurred at this site.

     Tests conducted following the recent discovery of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center confirm the existence of contaminants at this site. The Registrant is currently conducting tests at this site, the costs of which are being shared equally with the prior owner, to determine the nature and extent of the contamination. Due to the early stages of investigation, management cannot offer any conclusions as to whether any remediation will be required at this site.

     In its rate case filed in February 1995, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Accordingly, environmental investigation costs of approximately $1.4 million and an estimated $1.3 million for environmental remediation costs have been charged to the accumulated depreciation reserve at June 30, 1996. Management believes that this rate recovery mechanism is appropriate for recovery of future costs. Should future developments warrant additional rate recovery mechanisms, management will seek such recovery.

     Also, management has begun discussions with other parties who may assist the Registrant in paying future costs incurred at the above sites. Management believes that its program for managing environmental issues combined with rate recovery and financial contributions from others, will likely avoid any material adverse effect on its results of operations or its financial condition as a result of the ultimate resolution of the above sites.

Gas Supply Restructuring
- ------------------------

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

     To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipeline's customers, including the Registrant. Based upon current information, the Registrant anticipates its transition costs to net between $19 million and $21 million of which $15.2 million has been included in the GCC and is currently being collected from customers. The remaining minimum obligation of $3.8 million has been recorded in the accompanying consolidated balance sheet along with a regulatory asset anticipating future recovery through the GCC.

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

Rate Case
- ---------

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

New Accounting Pronouncements
- -----------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -------------------------------------------------------------------------------
OF OPERATIONS
- -------------

     The Registrant's current operating revenues and operating margin for the quarter, nine and twelve month periods, increased over comparable prior periods. Net income showed a decrease for the quarter while net income for the nine and twelve month periods posted increases as shown in the table below.

                                       THREE MONTHS           NINE MONTHS       TWELVE   MONTHS
                                       ENDED  JUNE            ENDED JUNE        ENDED    JUNE
                                       1996    1995           1996  1995        1996     1995
                                       ----    ----           ----  ----      ----       ----
(000's)

Operating revenues                    $42,522  $37,397    $179,053  $150,080   $209,016  $183,438
                                      =======  =======    ========  ========   ========  ========

Operating margin                      $18,920  $16,576    $ 78,143  $ 67,618   $ 91,583  $ 81,923
                                      =======  =======    ========  ========   ========  ========

Net income (loss) applicable to
common stock                          $  (921) $  (820)   $ 11,378  $  7,902   $  9,295  $  7,236
                                      =======  =======    ========  ========   ========  ========

Operating Revenues And Operating Margin
- ---------------------------------------

     During the current fiscal year period, the Registrant has experienced colder than normal weather resulting in temperatures averaging 17.6 percent colder than last year. This increase in heating load, due to the colder temperatures, represents approximately $5.7 million in increased operating margin for the nine and twelve months periods, respectively.

     Additionally, the Rhode Island Public Utilities Commission (RIPUC) approved a rate increase effective December 17, 1995. Operating margin for the current quarter and nine month period, versus last year, increased approximately $600,000 and $2.9 million, respectively, as a result of the rate increase. As a result of the RIPUC's approval in February 1996 of the Integrated Resource Plan's (IRP) performance-based ratemaking mechanism, the Registrant recorded an increase in operating margin of $1.5 million in the current quarter as a result of gas cost savings achieved for the twelve month plan period which ended June 1996. This savings was somewhat offset by a one time charge to operating and maintenance expenses of $800,000 to fund a low income assistance program as discussed below. The IRP settlement agreement covers a three year period. The Registrant's ability to record up to $1.5 million in operating margin annually is dependent upon achieving certain levels of gas cost savings for each plan year. Also see Liquidity and Capital Resource discussion.

Operating And Maintenance Expenses
- ----------------------------------

     Overall, operating and maintenance expenses increased, during the current quarter versus last year, approximately $1.6 million or 15.2 percent. The increase is primarily attributable to a higher uncollectible revenue provision due to the increased operating revenues resulting from the colder temperatures, a one time charge of $800,000 to fund a low income assistance program associated with the RIPUC's February 1996 approval of the IRP, and a one time charge of approximately $100,000 for costs associated with the IRP regulatory proceeding. In addition, expenses of approximately $400,000 were incurred for outside services associated with the development of new energy service offerings. Operation and maintenance expenses increased approximately $3.7 million or 10.9 percent and $5.0 million or 11.9 percent for the nine and twelve month periods, respectively, for the reasons described above.

Taxes
- -----

     Taxes for the current quarter versus last year were flat while the nine and twelve month periods versus last year increased approximately, $2.4 million or
17.4 percent and $1.4 million or 9.3 percent, respectively. The increase in taxes, mainly Federal income and state gross receipts tax, resulted from higher pretax income and higher operating revenues, respectively.

Other Income
- ------------

     Other income increased approximately $298,000 and $625,000 for the nine and twelve month periods respectively versus last year. The increase is due to regulatory adjustments including a one-time gain for the regulatory change in accounting for property taxes which was offset by the write-offs of previously deferred reorganization and other costs for which recovery was not allowed as part of the rate award received from the RIPUC on November 17, 1995. (See notes to consolidated financial statements.)

Interest Expense
- ----------------

     Interest expense for the current quarter versus last year was flat while increasing approximately $174,000 or 3.2 percent and $400,000 or 5.8 percent for the nine and twelve month periods, respectively. A decrease in weighted average short-term borrowings caused short-term interest expense to decrease during the current quarter versus last year. The Registrant's long-term interest expense for the current quarter, nine and twelve month periods has increased slightly as a result of the Series R First Mortgage Bond issuance in December 1995.

Future Outlook
- --------------

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

     There are virtually unlimited opportunities to unbundle services, form alliances, custom-tailor services for customers, and greatly increase the competition with other energy suppliers. To facilitate the transition to a diversified energy marketer, the Registrant is planning to form business alliances outside of its traditional utility business. The Registrant is also seeking investment opportunities in non-regulated energy ventures. These energy marketing ventures will increasingly be separate from the distribution utility. There are strategic long-term planning costs associated with developing the new energy service offerings. The Registrant estimates these costs to be in the range of $400,000 to $900,000 for fiscal year 1996.

     In May 1996, the Rhode Island Public Utilities Commission approved a Rate Design Settlement Agreement among The Registrant, the Division of Public Utilities and Carriers, The Energy Council of Rhode Island (TEC-RI) and a consortium of oil heat organizations. The Agreement begins a process of unbundling natural gas service in Rhode Island enabling customers to choose their gas suppliers. The Agreement went into effect June 2, 1996. While this initial step is available to the largest commercial and industrial customers, approximately 120, the Registrant is required to make an additional filing in March 1997 that would expand the eligibility of unbundled services to other customers. The Registrant does not know the number of customers that would be impacted by the March 1997 filing at this time.

LIQUIDITY AND CAPITAL RESOURCES

     The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. For example, during the latest nine months, the Registrant's accounts receivable and unbilled revenue have increased approximately $10 million. These fluctuations are the result of higher monthly sales during the first and second quarters and a moratorium on residential shut-offs during the heating season. Because of these increases, which negatively impact cashflow, the Registrant must borrow to maintain an appropriate level of liquidity. Management believes its available financings are sufficient to meet these seasonal needs.

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

     Capital expenditures for the latest fiscal year-to-date quarter of $13.6 million were stable when compared to $13.4 million last year. Capital expenditures for the remainder of the fiscal year are expected to be approximately $6.4 million. Anticipated capital expenditures for the next three years are expected to total between $55 million to $65 million.

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

     The Settlement Agreement provides for: (1) funding associated with Demand Side Management programs of $500,000, which are designed to provide equipment rebates for specific load building programs; (2) funding associated with a low income weatherization program of $200,000, which is designed to assist low income customers through the installation of conservation measures; and (3) a performance-based ratemaking mechanism. The Settlement Agreement also contains a general agreement that the Registrant's strategy and steps included in its supply plan are reasonable.

     The Settlement Agreement also provides for a one-time funding of up to $800,000 for a Low Income Assistance Program (LIAP) through a portion of the Registrant's share of the performance-based ratemaking mechanism. The LIAP was developed in response to the Registrant's anticipated loss of approximately $1.5 million in Federal funding for the low income heat assistance program administered by the State of Rhode Island for fiscal 1996.

     The funding of these programs is generated through annual gas cost savings beginning in July 1995. The Registrant has performed an analysis of gas cost savings since July 1995 and believes that sufficient savings have been achieved as of June 30, 1996 to provide funding for these programs without incurring a charge to income. Accordingly, in the current quarter, the Registrant recorded its annual share of the performance-based ratemaking mechanism under this agreement which resulted in a $1.5 million increase to operating margin. Although the settlement agreement contains a methodology used to calculate the actual gas cost savings, the ultimate analysis of savings is subject to RIPUC review and approval which will occur in the fourth quarter of the fiscal year.

     THE PROVIDENCE GAS COMPANY
     --------------------------

PART II.  OTHER INFORMATION
- --------  -----------------

REPORTS ON FORM 8-K
- -------------------

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   PAGE II-1

     THE PROVIDENCE GAS COMPANY
     --------------------------


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


     SIGNATURE
     ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               The Providence Gas Company
               (Registrant)



               BY:/s/Gary S. Gillheeney
                  ------------------------
                  GARY S. GILLHEENEY
                  Senior Vice President,
                  Treasurer and CFO

Date:  August 13, 1996
       ---------------

                                   PAGE II-2