Form 10-K405
period 1996-09-30
PROVIDENCE GAS CO
filed 1996-12-20
CIK 80812

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 1996
                          ------------------
                                      OR
[ ] Transition Report Pursuant to Section  13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                          to
                               ------------------------    --------------------

Commission file number 0-1160
                       ------

                          THE PROVIDENCE GAS COMPANY
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

   Rhode Island                                                  05-0203650
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I. R. S. Employer
 incorporation or organization)                              Identification No.)

100 Weybosset Street, Providence, Rhode Island                      02903
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code             401-272-5040
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class          Name of each exchange on which registered
---------------------------  ------------------------------------------

        NONE                                NONE
--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                                 NONE
--------------------------------------------------------------------------------
                               (Title of class)

  Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  State the aggregate market value of the voting stock held by non-affiliates of the Registrant, as of December 4, 1996: $0

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
Common Stock, $1.00 Par Value: 1,243,598 shares outstanding at
--------------------------------------------------------------
December 4, 1996.
----------------

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------
NONE

                               TABLE OF CONTENTS

PART I                                                                   PAGE

 Item 1 -  Business
           General                                                         I-1
           Gas Supply                                                      I-2
           Rates and Regulations                                           I-2
           Competition and Marketing                                       I-5
           Employees                                                       I-6
           Storage Facilities                                              I-7
           Special Factors Affecting the Gas Industry                      I-7
           FERC Regulations                                                I-7
           Environmental Regulations                                       I-8
           Other Standards                                                I-10

 Item 2 -  Properties                                                     I-11

 Item 3 -  Legal Proceedings                                              I-11

 Item 4 -  Submission of Matters to a Vote of Security Holders            I-11

PART II

 Item 5 -  Market for Registrant's Common Equity and Related
             Stockholder Matters                                          II-1

 Item 6 -  Selected Financial Data                                        II-2

 Item 7 -  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          II-3

 Item 8 -  Financial Statements and Supplementary Data                    II-9

           Report of Independent Public Accountants                      II-30

 Item 9 -  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                      II-31

PART III

 Item 10 - Directors and Executive Officers of the Registrant            III-1

 Item 11 - Executive Compensation                                        III-6

 Item 12 - Security Ownership of Certain Beneficial Owners
             and Management                                              III-6

 Item 13 - Certain Relationships and Related Transactions                III-6


PART IV

 Item 14 - Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                                  IV-1

Supplemental Schedules                                                    IV-4

Signatures                                                                IV-8

                               PART I
                               ------

ITEM 1. BUSINESS
----------------

The Providence Gas Company (the Registrant or ProvGas) and its subsidiary and their representatives may from time to time make written or oral statements, including statements contained in the Registrant's filings with the Securities and Exchange Commission (SEC), which constitute or contain "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations, and releases. All statements other than statements of historical facts included in this Form 10-K regarding the Registrant's financial position and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward looking statement, the Registrant, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following are factors which could cause actual results to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; competition in the energy services sector; regional weather conditions; the availability and cost of natural gas; development and operating costs; the success and costs of advertising and promotional efforts; the availability and terms of capital; the business abilities and judgment of personnel; unanticipated environmental liabilities; changes in, or the failure to comply with, government regulations; the costs and effects of unanticipated legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies and asset valuations; and changes in business strategy.

General
-------

  The Registrant, a Rhode Island corporation, was organized in 1847 and became a wholly-owned subsidiary of Providence Energy Corporation (Providence Energy) through a reorganization on February 1, 1981. The outstanding shares of common stock of Providence Energy are presently listed on the New York Stock Exchange.

  The executive offices of the Registrant are located at 100 Weybosset Street, Providence, Rhode Island 02903, telephone (401) 272-5040.

  The Registrant is engaged in natural gas distribution, serving approximately 163,000 customers in Providence and Newport, Rhode Island, and in 23 other cities and towns in Rhode Island. The service territory encompasses approximately 370 square miles and has a population of approximately 817,000. For the year ended September 30, 1996, residential sales accounted for approximately 60% of total company sales, with commercial and industrial sales representing, in the aggregate, approximately 40%. For the years ended September 30, 1995 and 1994, residential sales represented approximately 48% and 50%, respectively, of the total sales, with commercial and industrial sales representing, in the aggregate, approximately 52% and 50%, respectively, of sales.

  The Registrant's gas distribution system consists of approximately 2,300 miles of gas mains ranging in size from 2 to 36 inches in diameter, approximately 139,000 services (a service is a pipe connecting a gas main with piping on a customer's premises), approximately 159,000 gas meters, and the necessary pressure regulators. The Registrant has regulating and metering facilities at eight points of delivery from Algonquin Gas Transmission Company (Algonquin) and one from Tennessee Gas Pipeline Company, which the Registrant believes to be adequate for receiving gas into its distribution system.

  The natural gas industry is subject to numerous challenges, many of which affect the Registrant in varying degrees. Significant industry challenges affecting the Registrant include: the ability to adapt to the regulatory changes occurring at the national level under the framework of the Federal Energy Regulatory Commission (FERC) Order 636 and the ability to gain local approval through the Rhode Island Public Utilities Commission (RIPUC) for new rates tailored to customers' specific needs and market conditions.

Gas Supply
----------

  During 1996, the Registrant purchased 84% of its gas supply in the production area with transportation and storage provided by firm pipeline contracts. Liquefied natural gas (LNG) provided 5% of gas supply requirements. The remaining 11% was purchased in the market area, generally on an interruptible basis. The Registrant maintains contracts sufficient to meet 100% of its firm winter demand using firm supply and firm storage and pipeline transportation.

  When not using capacity for its own sales, the Registrant released the capacity or used it to make off-system sales. In fiscal 1996, the Registrant received $5.7 million in revenue from released capacity, a 12% increase over the $5.1 million of revenue generated in 1995. The revenues reduce the firm customer's gas cost, making the Registrant more competitive.

  In addition to managing its pipeline capacity, the Registrant has focused its attention on restructuring its supply portfolio to closely match its market requirements. A sophisticated planning model is used to support all major supply decisions and to identify specific areas in the supply and transportation portfolio where savings can be gained without jeopardizing its obligation to serve its firm customers. During 1996, a number of supply contracts were put out for bid, renegotiated or terminated. The most significant change was an increase in storage capacity for an expiring supply contract.

  Although the Registrant has significantly increased its storage capacities since the implementation of FERC Order 636, it continues to explore opportunities to add additional storage to its portfolio as a replacement for higher cost supplies as contracts expire. New storage will enhance the Registrant's ability to provide the flexibility needed to meet rapid shifts in temperature, manage market swings and stay competitive in the post FERC Order 636 environment.

Rates and Regulation.
---------------------

  The Registrant is subject to the regulatory jurisdiction of the RIPUC with respect to rates and charges, standards of service, accounting and other matters. The standards set by the RIPUC affect all aspects of the

Registrant's business, including its ability to market to new customers and to meet competition from other fuel suppliers. (see Competition and Marketing.)

  In February 1996, the Registrant received approval of a three-year Settlement Agreement between itself and the Rhode Island Division of Public Utilities and Carriers (Division) regarding the Integrated Resource Plan (IRP), which was filed with the RIPUC in July 1994. The purpose of the IRP is to optimize the utilization of production transmission and distribution resources so that customers receive high quality services at the lowest possible costs.

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

  The Settlement Agreement also provides for a one-time funding of up to $800,000 for a Low Income Assistance Program (LIAP) through a portion of the Registrant's share of the performance-based ratemaking mechanism. The LIAP was developed in response to the Registrant's anticipated loss of approximately $900,000 in Federal funding for the low income heat assistance program administered by the State of Rhode Island for 1996.

  The funding of these programs is generated through annual gas cost savings beginning in July 1995. The Registrant has performed an analysis of gas cost savings since July 1995 and has achieved sufficient savings as of June 30, 1996 to provide funding for these programs without incurring a charge to income. Accordingly, in 1996, the Registrant recorded its annual share of the performance-based ratemaking mechanism under this agreement, which resulted in a $1.5 million increase to operating margin.

  Prior to the IRP, the cost of gas adjustment (CGA) clause contained a provision that enabled the Registrant to retain margins associated with nonfirm sales and transportation. Specifically, nonfirm margins above a threshold were shared at the ratio 66 2/3% to firm customers and 33 1/3% to the Registrant. This provision is suspended during the term of the IRP.

  In February 1995, ProvGas filed for rate relief requesting an approximate 8 percent general rate increase. The major factors contributing to the rate request were an increase in depreciation due to capital spending, an increase in working capital needs, and an increase in capital expenditures. In November 1995, the RIPUC authorized ProvGas to increase its rates to recover additional
annual revenues in the amount of $3,990,000.     Subsequent to the issuance of
the rate decision, the RIPUC approved ProvGas' motion to reconsider a revenue adjustment of $171,572. That approval increases the overall rate increase to $4,161,572. In addition, as a result of the order, ProvGas recorded several adjustments to its 1996 financial statements. Specifically:

  a) ProvGas began calculating property tax expense for rate purposes based on the current year's expense plus an estimate of one year's increase in expense. Previously, ProvGas was required to estimate two year's increase in expense. As a result, ProvGas reduced its regulatory liability for one year's property tax expense resulting in a one time gain of approximately $4,100,000 before tax.

  b) ProvGas wrote-off the $1,600,000, before tax, of restructuring costs previously deferred. (See Footnote 9 in the Notes to the Consolidated Financial Statements filed herewith as Item 8.) The RIPUC had previously allowed ProvGas recovery of similar costs, but determined that the costs of the 1994 reorganization should not be recovered in rates.

  c) ProvGas wrote-off approximately $440,000, before tax, of previously deferred rate case expenses. (See Footnote 1 in the Notes to the Consolidated Financial Statements filed herewith as Item 8.)

  d) ProvGas wrote-off approximately $470,000, before tax, of construction expenditures previously capitalized. These costs were capitalized in accordance with generally accepted accounting principles and were based on FERC guidance on accounting for such costs. The RIPUC agreed that such costs could be capitalized beginning in 1996, but did not allow recovery of previously capitalized costs.

 The net effect of the above adjustments did not result in a material gain or loss.

  The following table sets forth the results of ProvGas' applications before the RIPUC for rate increases since 1981.

                Annualized                                 Annualized       Authorized
Date of        Rate Increase         Date Rates          Rate Increase      Return on
Application      Requested           Effective            Granted (*)     Common Equity
-------------  -------------  ------------------------  ----------------  --------------

 5/17/90         $15,800,000          03/15/91         $ 9,176,000            12.8%
 1/15/93           9,100,000(**)      11/14/93             694,000            11.2
 2/16/95          14,880,000(***)     12/17/95           4,161,572(****)      10.9

(*)   Although the RIPUC reviews and approves all changes in gas costs billed to customers through the Gas Charge Clauses (GCC), such changes are not part of the general rate filings described above. See Footnotes 1 and 10 in the Notes to the Consolidated Financial Statements filed herewith as Item 8.

(**) Rate increase requested on January 15, 1993 of $9.1 million was recalculated to $6,970,000 on September 14, 1993 due to cost of service adjustments reflecting cost savings.

(***) Rate increase requested on February 16, 1995 of $14.9 million was revised to $13,222,000 on July 19, 1995 due to lower projected costs.

(****) The allowed annualized revenue increase of $4,161,572 is comprised of an initial award of $3,990,000 plus a revenue adjustment of $171,572 due to approval of a reconsideration motion.

  The Registrant has been working closely with the RIPUC to develop a new rate structure that will allow the Registrant to offer unbundled services designed to meet the needs of its largest customers, such that those customers would have the option to purchase natural gas directly from suppliers and use the Registrant to transport the gas. The Registrant believes that this rate structure will foster a more competitive and flexible gas market in Rhode Island and allow it to remain competitive by offering commercial/industrial businesses value-added services at competitive prices.

  In May 1996, the RIPUC approved a Rate Design Settlement Agreement among the Registrant, the Division, The Energy Council of Rhode Island (TEC-RI) and a consortium of oil heat organizations. The Agreement begins a process of unbundling natural gas service in Rhode Island, enabling customers to choose their gas suppliers. The Agreement went into effect June 2, 1996. While this initial program is available to approximately 120 of the largest commercial and industrial customers, the Registrant is required to make an additional filing in March 1997 that would expand the eligibility of unbundled services to other customers. The Registrant does not know the number of customers that would be impacted by the March 1997 filing at this time.

  The Agreement also included changes to the Registrant's gas cost recovery mechanism. Specifically, the agreement replaced the previous CGA with GCC effective June 2, 1996. In addition to the commodity and related pipeline transportation costs historically included in the CGA, the GCC provides for the recovery of: (1) inventory financing costs; (2) working capital associated with gas supply purchases; (3) bad debt expenses associated with the gas revenue portion of customer bills; and (4) a substantial portion of LNG operating and maintenance expenses, all of which were previously recovered in base rates. Similar to the former CGA, the GCC provides for reconciliation of total gas costs billed with the actual cost of gas incurred. Any excess or deficiency in amounts billed as compared to costs incurred is deferred and either refunded to, or recovered from, customers over a subsequent period.

  On October 8, 1996, the RIPUC approved a one year Pilot Hedging Program Agreement between the Registrant and the Division. The objective of the pilot program is to mitigate the impact of natural gas price escalation through utilization of Financial Risk Management (FRM) tools, to develop a more balanced gas supply cost approach and finally, to study in more detail some of the benefits and costs associated with the program. The FRM tools will be limited to the use of options, including calls, puts, and collars, under the pilot program. The total expenditures for the purchase and exercise of the FRM tools and the net proceeds from the sale of FRM tools will be flowed through the Variable Gas Cost component of the GCC and cannot exceed $800,000.

Competition and Marketing.
--------------------------

  The Registrant experienced modest customer growth in both the residential and commercial/industrial markets. In all, the average annual number of customers rose one percent to 163,000. This customer growth was achieved in an underperforming local economy that is now showing signs of improvement. The Providence Place Mall is scheduled to begin construction in early 1997 and brings an estimated 3,000 construction jobs and more than 2,800 permanent jobs in sales, management and maintenance. The Fixed Income Group of Fidelity Investments will bring to Rhode Island 2,500 new jobs and a $75 million state-of-the-art facility, the direct result of a creative package of land, lease and tax incentives offered by the State of Rhode Island. Also, the newly expanded T.F. Green Airport, and the arrival of Southwest Airlines, will significantly improve the competitiveness of transportation options.

  In 1997, the Registrant's core marketing efforts will continue to focus on adding profitable new load and building loyalty with existing customers. The Registrant will continue joint marketing with the local network of heating contractors to promote heating conversions of customers on existing gas mains. In addition, the Registrant will extend its coupon rebate program for high efficiency heating equipment offered in combination with participating manufacturers and local distributors.

  As a result of the Rate Design Settlement Agreement approved in May 1996, the Registrant has been allowed to offer unbundled services to approximately 120 of its largest customers. These customers are now able to purchase natural gas directly from suppliers and use the Registrant to transport the gas. The Company will make an additional filing in March 1997 that would expand the eligibility of unbundled services to other customers. The Registrant believes that this rate structure will foster a more competitive and flexible gas market in Rhode Island and allow it to remain competitive by offering commercial/industrial businesses value-added services at competitive prices.

  In 1996, the Registrant implemented a Demand Side Management Program, which furnishes rebates to customers installing new technologies, such as gas fired air conditioning, cogeneration and gas motors. These technologies use proportionately more natural gas during the summer months, when the distribution system has available capacity. The DSM Program also allows for the utilization of existing resources, such as mains, services and year-round supply contracts.

Employees
---------

  As of September 30, 1996, the Registrant had 553 full-time employees. Approximately 278 production, distribution and customer service employees are covered by a collective bargaining agreement with Local 12431 of the United Steelworkers of America. Current negotiations have resulted in a new five year agreement, which became effective in January 1996.

  The agreement was developed by a labor-management negotiations committee and can be reopened for any reason at any time in order to allow for the committee to deal with new issues as they arise, which results in increased flexibility in the use of employees. This will result in increased job security and will position the Registrant to reduce costs and increase levels of customer service. The agreement calls for a general wage increase of 3.25% each year from 1997 to 2000.

  Additionally, in March 1996, a thirty-eight month Labor Agreement was ratified by Local 12431-02 of the United Steelworkers of America, which represents approximately 96 office and clerical employees. The agreement calls for a 8.44% wage increase over thirty-eight months.

Storage Facilities
------------------

  The Registrant has contracts with a number of interstate pipelines for rights to store natural gas in underground storage facilities located on or near its systems. These contracts enable the Registrant to store up to 4,604 million cubic feet (MMcf), which is available for firm delivery, as well as storage capacity of 210 MMcf available on an interruptible basis.

  The Registrant has an agreement with Algonquin for the storage of up to the equivalent of 1,200 MMcf of vaporized LNG in a tank owned by Algonquin and located on land leased to Algonquin by the Registrant. The agreement expires in 2001, but the Registrant has an option to extend the agreement for an additional thirty years. This agreement was renegotiated in 1996 as a result of Algonquin's filing with the FERC to make major improvements and modifications to the LNG facility, including the addition of liquefaction capability and the replacement of existing equipment with state-of-the-art equipment. The renegotiation of the contract will yield comparable service while reducing gas supply and operating costs. The renegotiated contract is contingent upon certain conditions being met, including FERC approval of the improvements, and is scheduled to become effective November 1, 1998. The Registrant owns and operates an LNG storage and vaporization facility, which has the capacity to store the equivalent of 200 MMcf of vaporized LNG.

Special Factors Affecting the Natural Gas Industry
--------------------------------------------------

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

FERC Regulations
----------------

  In recent years the FERC has been attempting to increase competition with regard to the transportation and sale of natural gas in interstate commerce. Beginning in late 1985, FERC began promulgating orders allowing all industry participants access to pipeline transportation on an open, nondiscriminatory basis to the extent of available capacity.

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

  To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipelines' customers, including the Registrant. Based upon current information, the Registrant anticipates its transition costs to net between $21 million and $22 million, of which $15.8 million has been included in the GCC and is currently being collected from customers. The remaining minimum obligation of $5.2 million has been recorded in the accompanying consolidated balance sheets (filed herewith as Item 8) along with a regulatory asset anticipating future recovery through the GCC. To the extent that refunds are received based on FERC settlements, the refunds are returned to customers through the GCC.

  The Registrant's ultimate liability may differ from the above estimates based on FERC's settlements with the Registrant's pipeline transportation suppliers. FERC has approved settlements with three of its pipelines, which account for the bulk of the Registrant's transition costs. Negotiations are continuing on one additional pipeline and, based on the information available, the Registrant believes that its current range for transition costs is reasonable.

Environmental Regulations
-------------------------

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

  At September 30, 1996, the Registrant was aware of four sites at which future costs may be incurred.

  The Registrant has been designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act of 1980 at two sites at Plympton, Massachusetts on which waste material is alleged to have been deposited by disposal contractors employed in the past either directly or indirectly by the Registrant and other PRP's. With respect to one of the Plympton sites, the Registrant has joined with other PRP's in entering into an Administrative Consent

Order with the Massachusetts Department of Environmental Protection. The costs to be borne by the Registrant, in connection with both Plympton sites, are not anticipated to be material to the financial condition of the Registrant.

  During 1995, the Registrant voluntarily began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of September 30, 1996, approximately $1.5 million has been spent primarily on studies at this site. In accordance with state laws, such a voluntary study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at the site. The Registrant has completed the study which indicates that remediation will be required. The Registrant has several remediation options for the site and is currently negotiating with DEM and contractors to arrive at the best alternative. At September 30, 1996, the Registrant has compiled a preliminary range of costs based on remediation alternatives, ranging from $1.3 million to in excess of $5.0 million. Based on the proposals for remediation work, the Registrant has accrued $1.3 million at September 30, 1996, for anticipated future remediation costs at this site. Also, the Registrant has negotiated an agreement, which is subject to Federal regulatory approval, with a third party which provides for reimbursement of up to $2.5 million of certain remediation costs to be incurred at this site.

  Tests conducted following the discovery of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center confirm the existence of contaminants at this site. The Registrant is currently conducting tests at this site, the costs of which are being shared equally with the prior owner, to determine the nature and extent of the contamination. Due to the early stages of investigation, management cannot offer any conclusions as to whether any remediation will be required at this site.

  In prior rate cases filed, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Accordingly, environmental investigation costs of approximately $1.8 million and an estimated $1.3 million for environmental remediation costs have been charged to the accumulated depreciation reserve at September 30, 1996. Of the environmental investigation costs incurred, approximately $1.0 million and $600,000 were recorded in the years ended September 30, 1996 and 1995, respectively, while the remainder were incurred in prior years. Management believes that this rate recovery mechanism is appropriate for recovery of any future costs. Additionally, it is the Registrant's practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental related costs. Should future developments warrant additional rate recovery mechanisms, management intends to seek such recovery.

  Also, management has begun discussions with other parties who may assist the Registrant in paying any future costs at the above sites. Management believes that its program for managing environmental issues, combined with rate recovery and financial contributions from others, will likely avoid any material adverse effect on its results of operations or its financial condition as a result of the ultimate resolution of the above sites.

Other Standards
---------------

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

ITEM 2. PROPERTIES
------------------

  In addition to the Registrant's gas distribution system and storage facilities, which constitute the principal properties of the Registrant, the Registrant owns several buildings and other facilities in Newport, Providence and Westerly that house its offices and provide floor space for its distribution and maintenance facilities.

  Substantially all the foregoing properties are mortgaged as collateral for the outstanding First Mortgage bonds of the Registrant.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

 Not applicable.

                               PART II
                               -------


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
---------------------------------------------------------------------
   MATTERS
   -------

  Not applicable. The Registrant is a wholly-owned subsidiary of Providence Energy Corporation.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------
                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                            SELECTED FINANCIAL DATA
                            -----------------------
                             SUMMARY OF OPERATIONS
                             ---------------------
                       FOR THE YEARS ENDED SEPTEMBER 30
                       --------------------------------


                              1996      1995      1994      1993      1992
                            --------  --------  --------  --------  --------
                                 (Thousands, except per share amounts)
Operating revenues          $210,601  $180,043  $219,143  $206,050  $187,705
Cost of gas sold             118,051    98,985   133,315   124,677   110,161
                            --------  --------  --------  --------  --------
Operating margin              92,550    81,058    85,828    81,373    77,544
                            --------  --------  --------  --------  --------
Operating expenses,
  excluding taxes             59,673    53,536    54,588    51,754    51,103
Taxes, other than income      12,831    11,597    12,413    12,468    11,439
Federal income taxes           4,418     3,027     4,369     3,507     2,787
                            --------  --------  --------  --------  --------
Total operating expenses      76,922    68,160    71,370    67,729    65,329
                            --------  --------  --------  --------  --------

Operating income              15,628    12,898    14,458    13,644    12,215
Other, net                       976       798       409        (3)      514
                            --------  --------  --------  --------  --------
Income before interest
expense                       16,604    13,696    14,867    13,641    12,729
Interest expense               7,294     7,181     6,121     6,546     6,615
                            --------  --------  --------  --------  --------
Net income                     9,310     6,515     8,746     7,095     6,114
Dividends on preferred
 stock                          (696)     (696)     (696)     (696)     (696)
                            --------  --------  --------  --------  --------

Net income applicable to
common stock                   8,614     5,819     8,050     6,399     5,418
Common dividends               4,627     4,577     4,501     4,427     4,726
                            --------  --------  --------  --------  --------
Income reinvested in
the corporation             $  3,987  $  1,242  $  3,549  $  1,972  $    692
                            ========  ========  ========  ========  ========
Weighted average common
shares outstanding           1,243.6   1,243.6   1,243.6   1,243.6   1,243.6
                            ========  ========  ========  ========  ========
Earnings per common share   $   6.93  $   4.68  $   6.47  $   5.15  $   4.36
                            ========  ========  ========  ========  ========
Common dividends            $   3.72  $   3.68  $   3.62  $   3.56  $   3.80
                            ========  ========  ========  ========  ========

                             OTHER FINANCIAL DATA
                             --------------------
                                 SEPTEMBER 30
                                 ------------


                                          1996      1995      1994      1993      1992
                                        --------  --------  --------  --------  --------
                                            (Thousands, except per share amounts)
Gas plant-at original cost            $270,149  $253,438  $230,926  $213,218  $202,019
Gas plant-net of depreciation          171,453   161,956   151,394   141,929   137,791
Total assets                           237,515   214,727   221,177   141,868   184,651
Capitalization:
 Long-term debt                         72,455    74,482    60,078    62,163    60,958
 Redeemable cumulative preferred
  stock                                  8,000     8,000     8,000     8,000     8,000
 Common Stockholder's investment        74,844    71,020    69,841    64,861    46,403
Shares of common stock at year-
  end                                  1,243.6   1,243.6   1,243.6   1,243.6   1,243.6
Book value per share                  $  60.18  $  57.11  $  56.16  $  52.16  $  37.31
                                      ========  ========  ========  ========  ========

Item 7
------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary
-------

The Registrant's current operating revenues, operating margin and net income have increased over last year, as shown in the table below:

                                    (000's)
                                                  Percent
                        1996      1995    Change   Change
                      --------  --------  -------  ------

Operating revenues    $210,601  $180,043  $30,558    17.0

Operating margin        92,550    81,058   11,492    14.2

Net income               9,310     6,515    2,795    42.9

RESULTS OF OPERATIONS - 1996 VS 1995

Operating Revenue and Operating Margin
--------------------------------------

During the current year, the Registrant has experienced colder than normal weather resulting in temperatures averaging 16.8% colder than last year. The increase in heating load due to the colder temperatures represents approximately $5.7 million in increased operating margin. As a result of the colder temperatures experienced during 1996, residential sales, which provide the Registrant with its greatest source of revenues, increased 1,687 million cubic feet (MMcf) or 13.5% over 1995. Also contributing to the increase was a net increase in the average annual number of customers during 1996 over 1995 of 1,643 or 1%. This increase contributed approximately $300,000 of operating margin.

Additionally, the Rhode Island Public Utilities Commission (RIPUC) approved a rate increase effective December 17, 1995. Operating margin for the current year increased approximately $3.2 million versus last year as a result of the rate increase. As a result of the RIPUC's approval in February 1996 of the Integrated Resource Plan's (IRP) performance-based ratemaking mechanism, the Registrant recorded an increase in operating margin of $1.5 million in 1996 as a result of gas cost savings achieved for the twelve month plan period which ended June 1996. These savings were somewhat offset by a one time charge to operating and maintenance expenses of $800,000 to fund a low income assistance program as discussed below. The IRP settlement agreement covers a three year period. The Registrant's ability to record up to $1.5 million in operating margin annually is dependent upon achieving certain levels of gas cost savings for each plan year. Also see Liquidity and Capital Resource discussion.

Interruptible and other volumes decreased approximately 2,300 MMcf versus last year, primarily as a result of a decrease in non-firm sales of approximately 1,200 MMcf and a decrease in sales for resale of approximately 1,300 MMcf.
These decreases were offset by an increase in special contracts of approximately 200 MMcf. The decrease in interruptible and other sales did not have an impact on the Registrant's operating margin or results of operations because the RIPUC requires the Registrant to return any margins earned from these non-firm customers to firm customers through the Gas Charge Clauses(GCC).

In addition, the Registrant's operating margin increased approximately $200,000 due to an increase in revenues to account for the phase-in of expenses associated with Statement of Financial Accounting Standards (SFAS) No. 106.

Operating and Maintenance Expenses
----------------------------------

Overall, operating and maintenance expenses have increased approximately $4.6 million or 10.6% versus last year. The Registrant had an increase of $1.1 million in its uncollectible revenue provision due to the increased operating revenues resulting from the colder-than-normal weather experienced during the year. As a result of the Registrant's improved earnings, performance incentive compensation expense increased approximately $700,000 in 1996 versus 1995.
Also, there were increased wage expenses of approximately $800,000 related to performance, cost of living and negotiated union contract increases, as well as
overtime pay due to the colder-than-normal weather.   Additionally, in
connection with the RIPUC's approval of the IRP in February 1996, the Registrant had a one-time charge of $800,000 to fund a low income assistance program, as well as $100,000 of costs associated with the regulatory proceeding. Finally, approximately $200,000 of expenses relating to the phase-in of SFAS No. 106 costs were incurred, as well as expenses of approximately $600,000 for outside services associated with the development of new energy service offerings. The remaining $300,000 is attributable to increases in general operating costs.

The Registrant continually reviews its operating expenses in order to keep expenses as low as possible. However, the Registrant's expenses will vary based on weather and other factors.

Taxes
-----

Taxes have increased approximately $2.6 million or 17.9% during the last year. The increase in taxes, mainly Federal income and state gross earnings tax, resulted from higher pretax income and higher operating revenues, respectively.

Interest Expense
----------------

Overall, interest expense for 1996 was stable when compared to 1995. A decrease in weighted average short-term borrowings caused short-term interest expense to decrease approximately $700,000 for the current year. The Registrant's long-term interest expense for the current year has increased approximately $800,000 as a result of the Series R First Mortgage Bond issuance in December 1995.

Future Outlook
--------------

In May 1996, the RIPUC approved a Rate Design Settlement Agreement among the Registrant, the Division of Public Utilities and Carriers (Division), The Energy Council of Rhode Island (TEC-RI) and a consortium of oil heat organizations.
The Agreement begins a process of unbundling natural gas service in Rhode Island enabling customers to choose their gas suppliers. The Agreement went into effect June 2, 1996. While this initial program is available to approximately 120 of the largest commercial and industrial customers, the Registrant is required to make an additional filing in March 1997 that would expand the eligibility of unbundled services to other customers. The Registrant does not know the number of customers that would be impacted by the March 1997 filing at this time. Also on October 8, 1996, the RIPUC approved a one year Pilot Hedging Program Agreement between the Registrant and the Division. The objective of the pilot program is to mitigate the impact of natural gas price escalation through utilization of Financial Risk Management
(FRM) tools, to develop a more balanced gas supply cost approach and finally, to study in more detail some of the benefits and costs associated with the program. The FRM tools will be limited to the use of options, including calls, puts, and collars, under the pilot program. The total expenditures for the purchase and exercise of the FRM tools and the net proceeds from the sale of FRM tools will be flowed through the Variable Gas Cost component of the GCC and cannot exceed $800,000.

The Financial Accounting Standards Board (FASB) recently released SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which will be effective for the Registrant in 1997. Based on the current regulatory environment, management does not believe the adoption of SFAS No. 121 will have a material impact on the financial position or results of operations.

RESULTS OF OPERATIONS - 1995 VS 1994

Operating Revenues and Operating Margin
---------------------------------------

The Registrant experienced the second warmest heating season in 42 years with temperatures averaging 10.5% warmer-than-normal. Overall, 1995 was 14.5% warmer than 1994, thereby decreasing operating margin by almost $5 million.

As a result of the warmer-than-normal temperatures experienced during 1995, residential sales, which provide the Registrant with its greatest source of revenue, decreased 1.4 billion cubic feet or 10% from 1994. Offsetting this decrease was a net increase in the average annual number of customers during 1995 over 1994 of approximately 2,200 or 1.4%. The moderate increase was the result of new housing construction and conversions from other energy sources offset by shut-offs for non-payment and housing vacancies due to the stagnant economy.

Non-firm sales volumes increased approximately 400 MMcf or 9%. The increase in non-firm sales of approximately 1,000 MMcf was offset by a decrease in sales of gas for resale purposes of approximately 600 MMcf. The increase in non-firm sales generated approximately $200,000 in additional operating margin as a result of the Registrant's non-firm margin sharing agreement. The decrease in sales of gas for resale purposes did not have an impact on the Registrant's operating margin because the RIPUC required any margin earned from the sale of gas for resale purposes be returned to firm customers through the GCC.

Continuing efforts to be customer focused and to meet customer expectations resulted in the Registrant negotiating and receiving regulatory approval for five special agreements that allowed for the offering of unbundled service to several large manufacturing companies. Without these agreements, these companies would have utilized other fuel and delivery alternatives, resulting in an annualized loss of operating margin of approximately $600,000.

Operating and Maintenance Expenses
----------------------------------

Operating and maintenance expenses decreased $1.8 million or 3.9% over last year. This decrease is due to a lower uncollectible revenue provision resulting from the decrease in operating revenue and a slight improvement in the Registrant's collection of accounts receivable. The remainder of the decrease is primarily attributable to a reduction in labor and related expenses. The restructuring initiative that occurred at the Registrant in June 1994 and the impact of efficiency reviews as part of the continuous improvement programs has also contributed to the reduction in labor expenses.

The Registrant continually reviews its operating expenses in order to keep expenses as low as possible. However, the Registrant's expenses will vary based on weather and other factors. As a result, the 3.9% decrease in expenses experienced in 1995 will not necessarily reoccur in future years.

Taxes
-----

Taxes decreased $2.1 million or 12.9% during 1995 as compared to 1994. This was mainly due to a reduction in Federal income taxes as a result of lower pre-tax income and a reduction in the state gross earnings tax as a result of lower operating revenues due to warmer-than-normal weather.

Other, net
----------

Other, net increased by approximately $389,000 over 1994. This was attributed to decreases in expenses related to the Registrant's customer equipment leasing program along with decreases in promotional advertising expenses.

Interest Expense
----------------

Interest expense increased approximately $1.1 million or 17.3% in 1995 as compared to 1994. A significant increase in short-term interest rates plus a slight increase in overall weighted average short-term borrowings caused the increase in interest expense.

Liquidity and Capital
---------------------

During 1996, the Registrant experienced a substantial decrease in its net cash provided by operations primarily as the result of the timing of the recovery of incurred gas costs through the GCC as discussed in Footnote 1 of the accompanying consolidated financial statements.

Capital expenditures for 1996 were $20.3 million versus $19.1 million in 1995, a 6.3% increase. Approximately $400,000 of the increase was due to increased environmental expenditures, which are included in the Registrant's depreciation factors consistent with the rate recovery treatment for all types of cost of removal. The remainder of the increase was primarily due to increased expenditures by the Registrant in new technologies. Anticipated capital expenditures for the next three years are expected to total between $50 million and $60 million.

In December 1995, the Registrant received proceeds of $15 million related to an issuance of First Mortgage Bonds, Series R (7.5%), which will mature in December 2025. The net proceeds received from the issuance were used to pay down short-term debt. The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. As of September 30, 1996, the Registrant had lines of credit totaling $48,000,000 with borrowings outstanding of $20,800,000.

During the next two years, the Registrant intends to make a debt offering in an amount ranging from $10 to $15 million to finance its capital expenditures.

The Registrant's parent company's ability to pay dividends is largely dependent upon receipt of dividends from the Registrant. Approximately $18 million of the Registrant's retained earnings were available for dividends at the end of fiscal 1996 under the most restrictive terms of the Registrant's First Mortgage Bond Indenture.

In February 1995, the Registrant filed for rate relief requesting an approximate eight percent general rate increase. The major factors contributing to the rate request were an increase in depreciation due to capital spending, an increase in working capital needs, and an increase in capital expenditures. In November 1995, the RIPUC authorized the Registrant to increase its rates to recover additional annual revenues in the amount of $3,990,000. Subsequent to the issuance of the rate decision, the RIPUC approved the Registrant's motion to reconsider a revenue adjustment of $171,572. That approval increases the overall rate increase to $4,161,572. As part of this award, the Registrant is allowed to earn a 10.9% return on common equity. See Footnote 10 to the accompanying consolidated financial statements for more details.

In February 1996, the Registrant received approval of a three-year Settlement Agreement between itself and the Division regarding the IRP, which was filed with the RIPUC in July 1994. The purpose of the IRP is to optimize the utilization of production transmission and distribution resources so that customers receive high quality services at the lowest possible costs.

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

The Settlement Agreement also provides for a one-time funding of up to $800,000 for a Low Income Assistance Program (LIAP) through a portion of the Registrant's share of the performance-based ratemaking mechanism. The LIAP was developed in response to the Registrant's anticipated loss of approximately $900,000 in Federal funding for the low income heat assistance program administered by the State of Rhode Island for 1996.

The funding of these programs is generated through annual gas cost savings beginning in July 1995. The Registrant has performed an analysis of gas cost savings since July 1995 and has achieved sufficient savings as of June 30, 1996 to provide funding for these programs without incurring a charge to income. Accordingly, in 1996, the Registrant recorded its annual share of the performance-based ratemaking mechanism under this agreement which resulted in a $1.5 million increase in operating margin.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                          CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                                 SEPTEMBER 30
                                 ------------

                                                                    1996         1995
                                                                    ----         ----
                                                                  (Thousands of Dollars)
               ASSETS
               ------
Gas plant, at original cost (notes 1, 4, 7, and 10)             $270,149        $253,438
   Less - Accumulated depreciation and
    utility plant acquisition adjustments                         98,563          91,372
                                                                --------        --------
                                                                 171,586         162,066
                                                                --------        --------
Current assets:
 Cash and temporary cash investments (notes 1 and 8)                 923             791
 Accounts receivable, less allowance of
  $2,983 in 1996 and $2,309 in 1995 (notes 1,3 and 7)             14,001          13,807
 Unbilled revenues (note 1)                                        2,333           2,637
 Deferred gas costs (notes 1 and 7)                               13,128           1,196
 Inventories, at average cost -
  Liquefied natural gas, propane and underground
   storage                                                        15,794           9,976
  Materials and supplies                                           1,151           1,427
 Prepaid and refundable taxes (note 2)                             3,215           5,272
 Prepayments                                                       1,465           1,328
                                                                --------        --------
                                                                  52,010          36,434
                                                                --------        --------
Deferred charges and other assets
 (notes 1, 3, 6, 7, 9 and 10)                                     13,919          16,227
                                                                --------        --------

 Total assets                                                   $237,515        $214,727
                                                                ========        ========
   CAPITALIZATION AND LIABILITIES
   ------------------------------

Capitalization (see accompanying statement)                     $155,299        $153,502
                                                                --------        --------
Current liabilities:
 Notes payable (notes 5 and 8)                                    20,800           4,337
 Current portion of long-term debt (note 4)                        2,023           1,950
 Accounts payable (notes 6 and 7)                                 16,480          13,896
 Accrued taxes (note 10)                                           1,867           5,863
 Accrued vacation                                                  1,673           1,634
 Customer deposits                                                 3,956           3,937
 Other                                                             5,036           3,574
                                                                --------        --------
                                                                  51,835          35,191
                                                                --------        --------
Deferred credits and reserves:
 Accumulated deferred Federal income taxes (note 2)               19,903          17,892
 Unamortized investment tax credits (note 2)                       2,510           2,668
 Other (notes 6,7 and 10)                                          7,968           5,474
                                                                --------        --------
                                                                  30,381          26,034
                                                                --------        --------

Commitments and contingencies (note 7)                                 -               -

 Total capitalization and liabilities                           $237,515        $214,727
                                                                ========        ========

The accompanying notes are an integral part of these consolidated financial statements

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------
                          FOR THE FISCAL YEARS ENDED
                          --------------------------
                                 SEPTEMBER 30
                                 ------------


                                                1996       1995       1994
                                            --------   --------   --------
                                         (Thousands, except per share amounts)
Operating revenues                          $210,601   $180,043   $219,143
Cost of gas sold                             118,051     98,985    133,315
                                            --------   --------   --------
 Operating margin                             92,550     81,058     85,828
                                            --------   --------   --------
Operating expenses:
 Operation and maintenance                    48,116     43,486     45,243
 Depreciation and amortization                11,557     10,050      9,345
 Taxes -
  State gross earnings                         6,061      5,005      6,326
  Local property and other                     6,770      6,592      6,087
  Federal income (note 2)                      4,418      3,027      4,369
                                            --------   --------   --------
Total operating expenses                      76,922     68,160     71,370
                                            --------   --------   --------
Operating income                              15,628     12,898     14,458
Other, net (notes 1 and 10)                      976        798        409
                                            --------   --------   --------
Income before interest expense                16,604     13,696     14,867
                                            --------   --------   --------
Interest expense:
 Long-term debt                                5,889      5,086      4,987
 Other                                         1,498      2,197      1,241
 Interest capitalized                            (93)      (102)      (107)
                                            --------   --------   --------
                                               7,294      7,181      6,121
                                            --------   --------   --------

Net income                                     9,310      6,515      8,746
Preferred dividends (note 4)                    (696)      (696)      (696)
                                            --------   --------   --------
Net income applicable to
 common stock                               $  8,614   $  5,819   $  8,050
                                            ========   ========   ========

Earnings per common share (note 13)         $   6.93   $   4.68   $   6.47
                                            ========   ========   ========

Weighted average common
 shares outstanding (note 13)                1,243.6    1,243.6    1,243.6
                                            ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                    FOR THE FISCAL YEARS ENDED SEPTEMBER 30
                    ---------------------------------------

                                                        1996        1995          1994
                                                     ----------  ----------     --------
                                                         (Thousands of Dollars)
Cash provided by (used for)
Operating Activities:
---------------------
  Net income                                          $  9,310    $  6,515    $ 8,746
  Items not requiring cash:
    Depreciation and amortization                       11,686      10,026      9,321
    Charges as a result of regulatory action            (1,453)          -          -
    Deferred Federal income taxes                        1,968       2,010      1,109
    Amortization of investment tax credits                (158)       (158)      (158)
    Changes in assets and liabilities
      which provided (used) cash:
        Accounts receivable                               (194)      3,857       (724)
        Unbilled revenues                                  304         240        (90)
        Deferred gas costs                             (11,932)     14,153      2,120
        Inventories                                     (5,542)      1,310        413
        Prepaid and refundable taxes                     2,064        (869)     1,929
        Prepayments                                       (137)        130       (621)
        Accounts payable                                 2,584      (4,143)    (1,524)
        Accrued taxes                                       62        (194)      (156)
        Accrued vacation, customer
          deposits and other                             1,494         569        302
        Deferred charges and other                       1,236      (1,658)      (749)
                                                      --------    --------     -------
        Net cash provided by operations                 11,292      31,788      19,918
                                                      --------    --------     -------

Investment activities:
---------------------
  Expenditures for property, plant and
    equipment, net                                     (20,346)    (19,124)    (19,408)
                                                      --------    --------     -------

Financing activities:
--------------------
  Equity infusion from parent                                -           -       1,500
  Issuance of mortgage bonds                            15,000           -      16,000
  Payments on long-term debt                            (1,954)     (2,081)       (466)
  Increase (decrease) in notes payable, net              1,463      (5,363)    (12,100)
  Cash dividends on preferred shares (note 4)             (696)       (696)       (696)
  Cash dividends on common shares                       (4,627)     (4,577)     (4,501)
                                                      --------    --------     -------
    Total                                                9,186     (12,717)       (263)
                                                      --------    --------     -------
Increase (decrease) in cash and
  cash equivalents                                         132         (53)        247
Cash and cash equivalents at beginning
  of year                                                  791         844         597
                                                      --------    --------     -------
Cash and cash equivalents at end of year              $    923    $    791     $   844
                                                      ========    ========     =======
Supplemental disclosure of cash flow information:
  Cash paid during the year for -
    Interest (net of amount capitalized)              $  6,561    $  6,456     $ 5,965
    Income taxes (net of refunds)                     $  2,367    $  1,414     $ 1,205


The accompanying notes are an integral part of these consolidated financial statements.

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                 SEPTEMBER 30
                                 ------------

                                                                      1996                 1995
                                                                      ----                -----
                                                                       (Thousands of Dollars)

Stockholder's investment: (notes 4 and 6)
  Common stock, $1 Par, Authorized - 2,500,000 shares
    Outstanding - 1,243,598 shares in 1996 and 1995                  $  1,244             $  1,244
  Amount paid in excess of par                                         37,657               37,820
  Retained earnings                                                    35,943               31,956
                                                                     --------             --------
                                                                       74,844               71,020
                                                                     --------             --------
Cumulative preferred stock (notes 4 and 8):
  Redeemable 8.7% series, $100 par
  Authorized - 80,000 shares
  Outstanding - 80,000 shares in 1996 and 1995                          8,000                8,000
                                                                     --------             --------

Long-term debt (notes 4, 7 and 8):
 First Mortgage Bonds, secured by utility property -
  Series M, 10.25%, due July 31, 2008                                  10,000               10,000
  Series N, 9.63%, due May 30, 2020                                    10,000               10,000
  Series O, 8.46%, due September 30, 2022                              12,500               12,500
  Series P, 8.09%, due September 30, 2022                              12,500               12,500
  Series Q, 5.62%, due November 30, 2003                               12,800               14,400
  Series R, 7.50%, due December 15, 2025                               15,000               15,000
 Capital Leases                                                         1,678                2,032
                                                                     --------             --------
                                                                       74,478               76,432

  Less-current portion                                                  2,023                1,950
                                                                     --------             --------
                                                                       72,455               74,482
                                                                     --------             --------

Total capitalization                                                 $155,299             $153,502
                                                                     ========             ========

The accompanying notes are an integral part of these consolidated financial statements.

                          THE PROVIDENCE GAS COMPANY
                          ---------------------------
                      CONSOLIDATED STATEMENTS OF CHANGES
                      ----------------------------------
                      IN COMMON STOCKHOLDER'S INVESTMENT
                      ----------------------------------
                 FOR THE THREE YEARS ENDED SEPTEMBER 30, 1996
                 ---------------------------------------------



                                          Shares            Amount
                                    Issued and Outstanding  Paid in
                                    ----------------------  Excess    Retained
                                     Number    Amount       of Par    Earnings
                                    --------  ---------   ----------  ---------
                                                          (Thousands)

Balance, September 30, 1993            1,244     $1,244    $36,452    $27,165
Add (deduct):
 Net income                                -          -          -      8,746
 Cash dividends on common shares
  ($3.62 per share)                        -          -          -     (4,501)
 Cash dividends on preferred
  shares ($8.70 per share)                 -          -          -       (696)
 Equity infusion                           -          -      1,500          -
 Accrual for Executive
  Stock Compensation Plan                  -          -        (69)         -
                                    --------  ---------  ---------    -------

Balance, September 30, 1994            1,244      1,244     37,883     30,714
Add (deduct):
 Net income                                -          -          -      6,515
 Cash dividends on common shares
  ($3.68 per share)                        -          -          -     (4,577)
 Cash dividends on preferred
  shares ($8.70 per share)                 -          -          -       (696)
 Accrual for Executive
  Stock Compensation Plan                  -          -        (63)         -
                                    --------  ---------  ---------    -------

Balance, September 30, 1995            1,244      1,244     37,820     31,956
Add (deduct):
 Net income                                -          -          -      9,310
 Cash dividends on common shares
  ($3.72 per share)                        -          -          -     (4,627)
 Cash dividends on preferred
  shares ($8.70 per share)                 -          -          -       (696)
 Accrual for Executive
  Stock Compensation Plan                  -          -       (163)         -
                                    --------  ---------  ---------    -------

Balance, September 30, 1996            1,244     $1,244    $37,657    $35,943
                                    ========  =========  =========    =======

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

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

  Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Regulation. The Registrant is subject to regulation by the Rhode Island Public Utilities Commission (RIPUC). The accounting policies of ProvGas conform to GAAP as applied in the case of regulated public utilities and are in accordance with the regulator's accounting requirements and rate making practices.

  Operating Revenues. Operating revenues consist principally of gas sales. The Registrant records accrued utility revenues based on estimates of gas volumes consumed and not billed at the end of an accounting period in order to match revenues with related costs.

  Lease Accounting. The Registrant leases water heaters and other appliances to customers under finance leases. The Registrant recognizes the profits associated with these leases when the sale is made, after providing reserves for unearned income, doubtful accounts and warranty repairs.

  Gas Plant. Gas plant is stated at the original cost of construction. In accordance with the uniform system of accounts prescribed by the RIPUC, the difference between the original cost of gas plant acquired and the cost to ProvGas is recorded as a Utility Plant Acquisition Adjustment and is being amortized over periods ranging from 1 to 24 years.

  Depreciation. Depreciation is provided on the straight-line basis at rates designed to amortize the cost of depreciable plant over its estimated useful life. The composite depreciation rate expressed as a percentage of the average depreciable gas plant in service was approximately 3.85 percent for 1996 and
3.75 percent for 1995 and 1994.

  The Registrant retires property units by charging original cost, cost of removal, including environmental investigation and remediation costs, and salvage value to accumulated depreciation.

  Gas Charge Clause. In May 1996, the RIPUC approved a Rate Design Settlement Agreement. The Agreement included changes to the Registrant's gas cost recovery mechanism. Specifically, the Agreement replaced the previous Cost of Gas Adjustment Clause (CGA) with Gas Charge Clauses (GCC) effective June 2, 1996.
In addition to the commodity and related pipeline transportation costs historically included in the CGA, the GCC provides for the recovery of: (1) inventory financing costs; (2) working capital associated with gas supply purchases; (3) bad debt expenses associated with the gas revenue portion of customer bills; and (4) a substantial portion of liquefied natural gas operating and maintenance expenses, all of which were previously recovered in base rates. Similar to the former CGA, the GCC provides for reconciliation of total gas costs billed with the actual cost of gas incurred. Any excess or deficiency in amounts billed as compared to costs incurred is deferred and either refunded to, or recovered from, customers over a subsequent period.

  Allowance for Funds Used During Construction. The Registrant capitalizes interest and an allowance for equity funds in accordance with established policies of the RIPUC. The rates used are based on the actual cost of debt and the allowed equity return. Interest capitalized is shown as a reduction of interest expense and the equity allowance is included in other, net.

  Deferred Charges and Other Assets. The Registrant defers and amortizes certain costs in a manner consistent with authorized or probable rate making treatment. Deferred financing costs are amortized over the life of the security while the remaining deferred charges and other assets are amortized over a recovery period specified by the RIPUC.


Deferred Charges include the following:
---------------------------------------
                                                (thousands)
                                               1996      1995
                                             --------  --------

Cost of fuel assistance program               $ 1,271   $ 1,836
Restructuring program                               -     1,600
Pension costs                                   6,823     6,279
Unamortized debt expense                        2,109     2,217
Post-retirement benefits                        1,041     1,041
Deferred rate case expense                        242       798
Pipeline interconnection costs                    309       625
Other deferred charges                          2,124     1,831
                                              -------   -------
   Total                                      $13,919   $16,227
                                              =======   =======

  Temporary Cash Investments. Temporary cash investments are short-term, highly liquid investments with a maturity to the

Registrant of not more than 90 days.

  Reclassifications. Certain prior year amounts have been reclassified for consistent presentation with the current year.

2. FEDERAL INCOME TAXES

The Registrant records income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires deferred taxes to be provided for all temporary differences.

The following is a summary of the provision for Federal income taxes for the three years ended September 30:

(thousands of dollars)           1996     1995     1994
------------------------------  -------  -------  -------
Current                          $2,821   $1,288   $3,333
Deferred                          1,968    2,010    1,109
                                 ------   ------   ------
Total Federal income tax
 provision                       $4,789   $3,298   $4,442
                                 ======   ======   ======

Income tax is charged to the
  following:

Charged to operating
  expenses                       $4,418   $3,027   $4,369
Included in other,
 net                                371      271       73
                                 ------   ------   ------
Total Federal income tax
 provision                       $4,789   $3,298   $4,442
                                 ======   ======   ======

The effective Federal income tax rates and the reasons for their differences from the statutory Federal income tax rates are as follows:

                                       1996   1995   1994
                                       -----  -----  -----

Statutory Federal income tax rates     34.0%   34.0%  34.0%
Reversing temporary differences          .3     (.1)   (.4)
Amortization of investment
  tax credits                           (.4)    (.6)   (.4)
Other                                    .1      .3     .4
                                        ---    ----   ----

Effective Federal income tax rates     34.0%   33.6%  33.6%
                                       ====    ====   ====

  The Registrant's deferred tax assets and liabilities for each of the two years in the period ended September 30 are the result of the following temporary differences:

                                                 1996         1995
                                              -----------  -----------
                                               (thousands of dollars)
Long-term deferred taxes
------------------------

  Tax assets
   Unamortized ITC                              $    883     $    934
   Other                                             370          453

  Tax liabilities
   Property related                              (19,527)     (17,183)
   Pension costs                                    (519)        (614)
   Deferred charges                               (1,110)      (1,482)
                                                --------     --------

Net deferred tax liability included in
  accompanying consolidated balance
    sheets                                      $(19,903)    $(17,892)
                                                ========     ========


Prepaid taxes
-------------

   Tax assets
     Accounts receivable reserves               $  1,255     $    785
     Property tax reserves                          (400)       1,091
     Alternative minimum tax                         876            -
     Other                                           822          803

   Tax liabilities
     Employee severance                               56         (541)
     Other                                           (79)        (121)
                                                --------     --------

   Net prepaid taxes                               2,530        2,017

   Prepaid gross earnings tax and other              685        3,255
                                                --------     --------

   Net prepaid and refundable taxes
     included in accompanying consolidated
     balance sheets                             $  3,215     $  5,272
                                                ========     ========

  Investment tax credits are amortized through credits to other, net over the estimated lives of related property.

3.  LEASE RECEIVABLES

The Registrant presently finances the installation of water heaters and other appliances for its customers under one to three year finance agreements.

Previously, the Registrant leased water heaters and appliances to customers under 10-year sales-type leases.

Future minimum lease payments to be received are:
------------------------------------------------
       (thousands of dollars)

    1997                         $  544
    1998                            544
    1999                            544
    2000                            360
    2001                            362
                                 ------
                                  2,354
Amount representing interest        388
                                 ------
Amount representing principal    $1,966
                                 ======

4.  CAPITALIZATION

A.  Long-Term Debt

In December 1995, the Registrant issued $15 million of First Mortgage Bonds. These First Mortgage Bonds are designated as Series R (7.5%) and will mature in December 2025. The net proceeds provided by this indebtedness were used to paydown the Registrant's short-term debt.

The terms of the various indentures, as supplemented, under which the First Mortgage Bonds were issued, contain restrictions which provide that dividends may not be paid on common stock of the Registrant under certain conditions. Approximately $18 million of the Registrant's retained earnings were available for dividends under the most restrictive terms of the First Mortgage Bond indenture.

The Registrant's First Mortgage Bonds are secured by a lien on both tangible and real property.

As of September 30, 1996, the annual sinking fund requirements and maturities of long-term debt for the next five fiscal years are $1,600,000 in 1997, $2,509,000 in 1998, $2,509,000 in 1999, $2,509,000 in 2000 and $2,509,000 in 2001.

B. Redeemable Preferred Stock

The Registrant's preferred stock, which consists of 80,000 shares of $100 par value, has an 8.7% cumulative annual dividend rate payable on a quarterly basis, and has no voting power or privileges unless there is a default in the payment of dividends or sinking fund obligation. The stock is subject to a cumulative annual sinking fund requirement of 16,000 shares per year at par ($1,600,000) plus accrued or unpaid dividends commencing in February 1997.

5. NOTES PAYABLE

The Registrant meets seasonal cash requirements and finances its construction program on an interim basis through short-term bank borrowings. As of September 30, 1996, the Registrant had lines of credit totaling $48,000,000 with borrowings outstanding of $20,800,000. The Registrant pays a fee for its committed lines of credit rather than maintaining compensating balances. The weighted average interest rate for borrowings outstanding at the end of the years was 5.65% in 1996, 5.98% in 1995 and 3.83% in 1994.

6. EMPLOYEE BENEFITS

A. Retirement Plans

The Registrant has two pension plans providing retirement benefits for substantially all of its employees. The benefits under the plans are based on years of service and the employee's final average compensation. It is the Registrant's policy to fund at least the minimum required contribution.

In 1996, the Registrant changed its plans as a result of negotiated union contracts. The plans are to be formally amended by the Board of Directors in 1997. The changes resulted in additional service time being recognized, a change in the benefit formula and an increase in the period of supplemental payments. The net effect of these changes was an increase in the projected benefit obligation and unrecognized prior service cost of approximately $2,153,000.

The following table sets forth the funding status of the pension plans and amounts recognized in the Registrant's consolidated balance sheets at September 30, 1996 and 1995 (in thousands):

                                                              1996            1995
------------------------------------------------------------------------------------
Accumulated benefit obligation, including
 vested benefit obligation of $(36,288) as
 of September 30, 1996 and $(36,887)as
 of September 30, 1995                                      (42,403)       $(38,352)
                                                           ========        ========

Projected benefit obligation for service
 rendered to date                                          $(57,003)       $(50,515)
Plan assets at fair value (primarily listed
 stocks, corporate bonds and U.S. bonds)                     62,941          58,003
                                                            -------        --------
Excess of plan assets over projected
 benefit obligation                                           5,938           7,488
Unrecognized net gain                                       (13,144)        (12,593)
Unrecognized prior service cost                               3,100           1,164
Unrecognized net transition asset
 being recognized over 15 years
 from October 1, 1985                                          (545)           (681)
                                                           --------        --------
Net accrued pension cost included in other
 deferred credits and accounts payable at
 September 30, 1996 and 1995                               $ (4,651)       $ (4,622)
                                                           ========        ========



Net pension cost for fiscal years 1996, 1995 and 1994 included the following components (in thousands):

                                                       1996        1995      1994
----------------------------------------------------------------------------------
Service cost                                          $  1,702   $ 1,535   $  1,582
Interest cost on benefit obligations                     4,246     3,857      3,800


Annual return on plan assets                            (7,473)  (10,293)       994
Net amortization and deferral                            2,085     5,708     (6,227)
                                                      --------   -------   --------
Net periodic pension cost                                  560       807        149
Adjustments due to regulatory
 action                                                   (427)     (408)      (126)
                                                      --------   -------   --------
Net periodic pension cost recognized                  $    133   $   399   $     23
                                                      ========   =======   ========

The discount rate and rate of increase in future compensation levels used for all years presented in determining the projected benefit obligation were 8 percent and 6 percent, respectively. The expected long-term rate of return on assets was 9 percent.

The Registrant recovers pension costs in rates when such costs are funded. Therefore, the amount by which funding differs from pension expense, determined in accordance with GAAP, is deferred and recorded as a regulatory asset or liability.

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

Since 1993, the post-retirement benefit costs for active employees are recorded on an accrual basis, ratably over their service periods. Benefits of $10,526,000 earned prior to 1993 have been deferred as an unrecognized transition obligation, which the Registrant will amortize over a 20-year period.

The Registrant funds its post-retirement benefit obligations to a Voluntary Employee Benefit Association (VEBA) Trust. Contributions to the VEBA Trust to fund such obligations totaled $1,454,000 in 1996, $1,561,000 in 1995 and $1,566,000 in 1994.

The Registrant recovers its post-retirement benefit obligations in rates to the extent allowed by the RIPUC. The RIPUC generally allows such costs to be recovered if amounts are funded into tax favored investment funds, such as the VEBA Trust. Accordingly, the Registrant will fully recover its 1996, 1995 and 1994 post-retirement benefit obligations of $1,454,000, $1,561,000 and $1,566,000, respectively, because such amounts were funded into the VEBA Trust. Of the total post-retirement benefit obligations, $1,454,000, $1,231,000 and $855,000 were included in rates during 1996, 1995 and 1994, respectively. In September 1996, the RIPUC approved a ratable recovery of the cumulative unrecovered difference of $1,041,000 during 1997, 1998 and 1999.

The Plan's costs and accumulated post-retirement benefit obligation for 1996, 1995 and 1994 are calculated by the Registrant's actuaries using assumptions and estimates which include:

                                                        1996     1995     1994
-------------------------------------------------------------------------------

Healthcare cost annual growth rate                      11.4%     12.6%   12.6%
Healthcare cost annual growth rate - long-term           6.0       6.0      6.0
Expected long-term rate of return (union)                8.5       8.5      8.5
Expected long-term rate of return (non-union)            5.5       5.5      5.5
Discount rate                                            8.0       8.0      8.0

The healthcare cost annual growth rate significantly impacts the estimated Plan obligation and annual expense. For example, in 1996, a one percent change in the above rates would change the obligation by $833,000 and would change the annual expense by $90,000.

The obligations and assets of the Plan at September 30, 1996 and 1995 are (in thousands):

                                                 1996               1995
---------------------------------------------------------------------------
Accumulated post-retirement
  benefit obligation:

  Current retirees                              $(6,975)          $ (7,426)
  Active employees-eligible for
    benefits                                       (889)              (845)
  Active employees                               (3,876)            (3,694)
                                                -------           --------
  Total post-retirement benefit
   obligation                                   (11,740)           (11,965)

  Plan assets at fair value                       3,106              2,080
                                                -------           --------
  Unfunded post-retirement benefit
   obligation                                    (8,634)            (9,885)
  Unrecognized transition
    obligation                                    8,947              9,474
  Unrecognized net (gain) or loss                  (313)               402
                                                -------           --------

  Accrued post-retirement
   benefit obligations included
   in the Registrant's consolidated
   balance sheets                               $    -            $     (9)
                                                =======           ========

The Registrant's actuarial determined Plan costs for 1996, 1995 and 1994 include:

                                                 1996     1995       1994
                                               ------   ------   --------
Service cost                                   $  222   $  230   $    238
Interest cost                                     896      909        835
Actual return on plan assets                      (98)     (28)       (37)
Amortization and deferral                         434      450        530
                                               ------   ------   --------
Total annual plan costs                        $1,454   $1,561   $  1,566
                                               ======   ======   ========

C.  Supplemental Retirement Plans

The Registrant provides certain supplemental retirement plans for key employees. The projected benefit obligation is approximately $1,098,000 which is being accrued over the service period of these key employees. The supplemental retirement plans are unfunded. The Registrant expensed $310,000, $150,000 and $44,000 related to these benefits in 1996, 1995 and 1994, respectively.

D.  Performance and Equity Incentive Plan

During 1993, the Board of Directors of Providence Energy, with subsequent approval of Providence Energy's common shareholders, adopted the Providence Energy Corporation Performance and Equity Incentive Plan (the Plan). The Plan provides that up to 225,000 shares of common stock may be granted to key employees including employees of the Registrant, at no cost to the employees. Key employees, who received common shares, are entitled to receive dividends, but assumption of full beneficial ownership vests on the fifth anniversary of the grant date provided the participant is still employed by Providence Energy Corporation or one of its subsidiaries. Vesting may be accelerated under certain circumstances. The Plan also provides for cash compensation to key employees.

The executive compensation incentive awards paid by the Registrant under this Plan totaled approximately $381,000 for 1996, $248,000 for 1995 and $240,000 for 1994. Amounts paid in cash are charged to expense when earned, however, amounts paid in restricted stock are deferred and amortized to expense over a five-year period.

Of the $240,000 1994 award, $153,000 was paid in cash during fiscal 1995. Of the $248,000 1995 award, $167,000 was paid in cash during fiscal 1996. Of the $381,000 1996 award, $269,000 will be paid in cash during 1997. Grant shares totaling 4,491, 5,371 and 4,902 were purchased by the Registrant for key employees during 1996, 1995 and 1994, respectively.

E.  Restricted Stock Incentive Plan

During 1996, the Board of Directors of Providence Energy adopted a Restricted Stock Incentive Plan. The Restricted Stock Incentive Plan provides that up to 60,000 shares of common stock may be granted to employees of Providence Energy and its subsidiaries, including the Registrant, with at least three months of service, who are not officers or covered by a collective bargaining agreement, at no cost to the employee. All participants are entitled to receive dividends, however, full beneficial ownership vests on the third anniversary of the date of the grant provided that the participant is still employed by Providence Energy or one of its subsidiaries. Vesting may be accelerated under certain circumstances.

Awards under the Restricted Stock Incentive Plan to employees of the Registrant totaled approximately $146,000 in 1996 consisting of 7,954 shares. All amounts awarded under the Restricted Stock Incentive Plan are deferred and amortized to expense over a three-year period.

7.COMMITMENTS AND CONTINGENCIES

A. Legal Proceedings

The Registrant is involved in legal and administrative proceedings in the normal course of business, including certain proceedings involving material amounts in which claims have been or may be made. However, management believes, after review of insurance coverage and consultation with legal counsel, that the ultimate resolution of the legal proceedings to which it is or can at the present time be reasonably expected to be a party, will not have a materially adverse effect on the Registrant's results of operations or financial conditions.


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

Property under Capital Leases:
------------------------------

(thousands of dollars)               1996      1995
------------------------------------------------------
     Gas plant                       $6,116     $6,116
     Information systems              1,551      1,551
     Accumulated depreciation        (6,072)    (5,659)
                                     ------     ------
                                     $1,595     $2,008
                                     ======     ======


Commitments for Capital Leases:
----------------------------------

                                    LNG      Computer
(thousands of dollars)              Storage  Equipment  Total
--------------------------------------------------------------
1997                               $  136       $  404  $   540
1998                                  136          373      509
1999                                  136          373      509
2000                                  136          186      322
2001                                  135            -      135
                                   ------      -------  -------
                                   $  679       $1,336    2,015
                                   ======      =======
Amount representing interest                                337
                                                        -------
Amount representing principal                           $ 1,678
                                                        =======

C. OPERATING LEASES

The Registrant also leases facilities and equipment under operating leases with a total future obligation of $483,000 as of September 30, 1996.

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

To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipeline's customers including the Registrant. Based upon current information, the Registrant anticipates its transition costs to net between $21 million and $22 million, of which $15.8 million has been included in the GCC and is currently being collected from customers. The remaining minimum obligation of $5.2 million has been recorded in the accompanying consolidated balance sheets along with a regulatory asset anticipating future recovery through the GCC. To the extent that refunds are received based on FERC settlements, the refunds are returned to customers through the GCC.

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

E. ENVIRONMENTAL

Federal, state and local laws and regulations establishing standards and requirements for the protection of the environment have increased in number and in scope within recent years. The Registrant cannot predict the future impact of such standards and requirements, which are subject to change and can take effect retroactively. The Registrant continues to monitor the status of these laws and regulations. Such monitoring involves the review of past activities and current operations and may include expending funds to investigate or clean-
up certain sites.   To the best of its knowledge, subject to the following, the
Registrant believes it is in substantial compliance with such laws and regulations.

At September 30, 1996, the Registrant is aware of four sites at which future costs may be incurred.

The Registrant has been designated as a "potentially responsible party" (PRP) under the Comprehensive Environmental Response Compensation and Liability Act of 1980 at two sites at Plympton, Massachusetts on which waste material is alleged to have been deposited by disposal contractors employed in the past either directly or indirectly by ProvGas and other PRP's. With respect to one of the Plympton sites, ProvGas has joined with other PRP's in entering into an Administrative Consent Order with the Massachusetts Department of Environmental Protection. The costs to be borne by the Registrant, in connection with both Plympton sites, are not anticipated to be material to the financial condition of the Registrant.

During 1995, the Registrant voluntarily began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of September 30, 1996, approximately $1.5 million has been spent primarily on studies at this site. In accordance with state laws, such a voluntary study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at this site. The Registrant has completed the study which indicated that remediation will be required. The Registrant has several remediation options for the site and is currently negotiating with DEM and contractors to arrive at the best alternative. At September 30, 1996, the Registrant has compiled a preliminary range of costs based on remediation alternatives, ranging from $1.3 million to in excess of $5.0 million. Based on the proposals for remediation work, the Registrant has accrued $1.3 million at September 30, 1996 for anticipated future remediation costs at this site. Also, the Registrant has negotiated an agreement, which is subject to Federal regulatory approval, with a third party which provides for reimbursement of up to $2.5 million of certain remediation costs to be incurred at this site.

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

In prior rate cases filed, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Accordingly, environmental investigation costs of approximately $1.8 million and an estimated $1.3 million for environmental remediation costs have been charged to the accumulated depreciation reserve at September 30, 1996. Of the environmental costs incurred, approximately $1.0 million and $600,000 were recorded in the years ended September 30, 1996 and 1995, respectively, while the remainder were recorded in prior years. Management believes that this rate recovery mechanism is appropriate for recovery of any future costs. Additionally, it is the Registrant's practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental related costs. Should future developments warrant additional rate recovery mechanisms, management will seek recovery.

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

F. FUEL ASSISTANCE PROGRAM

The Registrant participates in the State of Rhode Island's Fuel Assistance Program, the Percentage of Income Payment Plan. As a result, the Registrant has agreed to accept partial payment on certain customer accounts from various state agencies. As of September 30, 1996, $800,000 was due from the State of Rhode Island related to gas consumed by customers over the last two years.

8. FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value disclosures for the following financial instruments:

Cash, Cash Equivalents and Short-Term Debt
------------------------------------------

The carrying amount approximates fair value due to the short-term maturity of these instruments.

Long-Term Debt and Preferred Stock
----------------------------------

The fair value of long-term debt and preferred stock is estimated based on currently quoted market prices for similar types of issues.

The carrying amounts and estimated fair values of the Registrant's financial instruments at September 30, 1996 and 1995 are as follows (in thousands):

                                   1996               1995
                                 --------           --------
                             Carrying  Fair     Carrying  Fair
                             Amount    Value    Amount    Value
                             --------  -------  --------  -------

Cash and cash equivalents     $   923  $   923   $   791  $   791
Short-term debt*               20,800   20,800     4,337    4,337
Long-term debt*                74,478   77,924    76,432   81,816
Preferred stock                 8,000    8,395     8,000    8,800

* 1995 amounts adjusted for the issuance of $15 million in First Mortgage Bonds, Series R subsequent to year-end.

The difference between the carrying amount and the fair value of the Registrant's preferred stock and long-term debt, if they were settled at amounts reflected above, would be recovered in the Registrant's rates over a prescribed amortization period. Accordingly, any settlement should not result in a material impact on the Registrant's financial position or results of operations.

9. RESTRUCTURING

In June 1994, the Registrant, following a six month study of its major processes, realigned its personnel to meet the existing and future challenges associated with an increasingly competitive energy marketplace. The intent of the restructuring was to significantly improve the Registrant's customer services, lower operating costs and increase operating efficiencies.

Approximately 30 people were separated from the Registrant, while approximately 18 new employees have been hired to fill newly defined positions. The employees will bring skill, expertise and experiences to the Registrant not previously available within its work force.

The direct cost of this realignment was approximately $1 million, net of tax, consisting primarily of severance pay and related benefits for personnel who were separated during 1994. Substantially all costs were paid as of September 30, 1995. The Registrant had discussed the reorganization with the RIPUC and based on prior RIPUC allowance of similar costs, the Registrant deferred these costs in anticipation of recovery in its most recent rate case. (See Footnote 10.)

10. RATE CHANGES

In February 1995, the Registrant filed for rate relief requesting an approximate 8 percent general rate increase. The major issues contributing to the rate request were an increase in depreciation due to capital spending, an increase in working capital needs and an increase in capital expenditures. On November 17, 1995, the RIPUC issued its decision on the rate request made by the Registrant in February 1995. In its decision, the RIPUC authorized the Registrant to increase its rates to recover additional annual revenues in the amount of $3,990,000. Subsequent to the issuance of the rate decision, the RIPUC approved ProvGas' motion to reconsider a revenue adjustment of $171,572. That approval increases the overall rate increase to $4,161,572. Additionally, as a result of the order, the Registrant recorded several adjustments to its 1996 financial statements. Specifically:

 a) The Registrant began calculating property tax expense for rate purposes based on the current year's expense plus an estimate of one year's increase in expense. Previously, the Registrant was required to estimate two year's increase in expense. As a result, the Registrant reduced its regulatory liability for one year's property tax expense resulting in a one time gain of approximately $4,100,000 before tax.

 b) The Registrant wrote-off the $1,600,000, before tax, of restructuring costs previously deferred. (See Footnote 9.) The RIPUC had previously allowed the Registrant recovery of similar costs, but decided differently upon reconsideration of this issue.

 c) The Registrant wrote-off approximately $440,000, before tax, of previously deferred rate case expenses. (See Footnote 1.)

 d) The Registrant wrote-off approximately $470,000, before tax, of construction expenditures previously capitalized. These costs were capitalized in accordance with GAAP and were based on FERC guidance on accounting for such costs. The RIPUC agreed that such costs could be capitalized beginning in 1996, but did not allow recovery of previously capitalized costs.

The net effect of the above adjustments did not result in a material gain or loss.

11.  HEDGING

On October 8, 1996, the RIPUC approved a one-year Pilot Hedging Program Agreement between the Registrant and the Rhode Island Division of Public Utilities and Carriers. The Agreement allows the Registrant to use options, including calls, puts and collars, in order to reduce the impact of changes in the price of natural gas. The total expenditures for the purchase and exercise of Financial Risk Management (FRM) tools and the net proceeds from the sale of FRM tools will be flowed through the Variable Gas Cost component of the GCC and cannot exceed $800,000.

The Registrant had not entered into any hedging transactions as of September 30, 1996 and, depending on market conditions, anticipates beginning sometime during fiscal 1997.

12.  NEW ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets and requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. SFAS No. 121 will be effective for the Registrant in fiscal 1997. At that time, the Registrant will perform a full analysis of its long-lived assets. Based on the current regulatory environment, management does not believe the adoption of SFAS No. 121 will have a material impact on the Registrant's financial position or results of operations.

13.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

  The following is unaudited quarterly financial information for the two years ended September 30, 1996 and 1995. Quarterly variations between periods are caused primarily by the seasonal nature of gas sales and the availability of gas.


(thousands, except per share amounts)
                                                  Quarter Ended
                                                  -------------
                                         Dec. 31  Mar. 31  June 30   Sept. 30
                                         -------  -------  -------   --------
Fiscal 1996
-----------------------------------------------------------------------------
Operating revenues                       $57,270  $79,261  $42,522    $31,548
Operating income (loss)                    6,289    9,376      898       (935)
Net income (loss)
  applicable to common
  stock                                    4,880    7,419     (921)    (2,764)
Net income (loss) per share
  applicable to
  common stock*                             3.92     5.97     (.74)     (2.22)

Fiscal 1995
-----------------------------------------------------------------------------
Operating revenues                       $48,282  $64,401  $37,397    $29,963
Operating income (loss)                    4,843    7,501      867       (313)
Net income (loss)
 applicable to
 common stock                              3,169    5,553     (820)    (2,083)
Net income (loss) per share
  applicable to
  common stock*                             2.55     4.47     (.66)     (1.68)

* Calculated on the basis of weighted average shares outstanding during the quarter.

                              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of Providence Gas Company:

  We have audited the accompanying consolidated balance sheets and the consolidated statements of capitalization of Providence Gas Company (a Rhode Island corporation and wholly owned subsidiary of Providence Energy Corporation) as of September 30, 1996 and 1995, and the related consolidated statements of income, changes in common stockholder's investment and cash flows for each of the three years in the period ended September 30, 1996. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Providence Gas Company as of September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index to the financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
Boston, Massachusetts
November 7, 1996

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
The following information is furnished with respect to the executive officers of the Registrant:

                                                                  Year Office
Name and Age                  Office                              First Held
------------                  ------                              ----------

James H. Dodge      (56)  Chairman, President and Chief
                          Executive Officer                          1992

James DeMetro       (48)  Senior Vice President, Energy
                          Services                                   1996

Gary S. Gillheeney  (41)  Senior Vice President, Chief
                          Financial Officer and
                          Treasurer                                  1996

Robert W. Owens     (48)  Senior Vice President, Gas
                          Distribution                               1996

Alycia L. Goody     (44)  Vice President, General Counsel
                          and Secretary                              1994

Patricia O. Keene   (51)  Vice President, Customer Service           1996

William D. Mullin   (48)  Vice President, Economic
                          Development and Operations                 1996

Bruce G. Wilde      (50)  Vice President, Administration
                          and Assistant Secretary                    1996

Gary L. Beland      (46)  Assistant Vice President,
                          Gas Supply                                 1996

Peter J. Gill       (37)  Controller and Assistant
                          Treasurer                                  1996

Timothy S. Lyons    (35)  Assistant Vice President,
                          Pricing and Regulation                     1996


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

  Mr. DeMetro was elected Senior Vice President, Energy Services in February of 1996. For four years prior thereto, Mr. DeMetro served the Registrant as Vice President, Energy Services. For more than five years prior thereto, Mr. DeMetro served the Brooklyn Union Gas Company, a regulated natural gas utility, in various management positions, most recently as Manager, Rates and Regulations.

                                     III-1

  Mr. Gillheeney was elected Senior Vice President and Chief Financial Officer in February 1996 and Treasurer in January 1994. For more than two years prior to February 1996, Mr. Gillheeney served the Registrant as Vice President, Financial and Information Services, as well as Treasurer. For more than five years prior thereto, Mr. Gillheeney served the Registrant in various management positions, most recently as Assistant Treasurer and Controller.

  Mr. Owens was elected Senior Vice President, Gas Distribution in February 1996. For more than two years prior thereto, Mr. Owens served the Registrant as Vice President, Operations. For more than five years prior thereto, Mr. Owens served the Registrant in various management positions, most recently as Vice President, Treasurer and Chief Financial Officer.

  Ms. Goody was elected Vice President, General Counsel and Secretary in December 1994. For two years prior thereto, Ms. Goody served Providence Energy Corporation and ProvGas as General Counsel and Corporate Secretary. For four years prior to that, Ms. Goody served the Registrant as Corporate Counsel.

  Ms. Keene was elected Vice President, Customer Service in February 1996. For more than a year prior thereto, Ms. Keene served the Registrant as Vice President, Customer Activities. For more than five years prior thereto, Ms. Keene served as General Manager for NYNEX in various capacities.

  Mr. Mullin was elected Vice President, Economic Development and Operations in February 1996. For more than two years prior thereto, Mr. Mullin served the Registrant as Vice President, Corporate Relations. For five years prior thereto, he served the Registrant in various management positions, most recently as Vice President, Operations.

  Mr. Wilde was elected Vice President, Administration in February 1996 and Assistant Secretary in May 1994. For more than a year prior to his election as Vice President, Administration, Mr. Wilde served the Registrant as Vice President, Human Resources. For more than five years prior thereto, Mr. Wilde served the Registrant in various management positions, most recently as Assistant Vice President for Personnel.

  Mr. Beland was elected Assistant Vice President, Gas Supply in February 1996. For two years prior thereto, Mr. Beland served as Director of Gas and Transportation Services. For more than five years prior thereto, Mr. Beland served the Niagra Mohawk Power Corp., a regulated natural gas utility, in various management positions, most recently as Manager, Gas Supply Planning.

  Mr. Gill was elected Controller and Assistant Treasurer in February 1996. For two years prior thereto, Mr. Gill served the Registrant as Director of Planning. For four years prior thereto, Mr. Gill served the Registrant as Director of Budgeting.

  Mr. Lyons was elected Assistant Vice President, Pricing and Regulation in February of 1996. For two years prior thereto, Mr. Lyons served the Registrant as Director of Pricing. For two years

                                     III-2
prior thereto, Mr. Lyons served the Registrant as Director of Rates. Prior to his employment with the Registrant, Mr. Lyons served Boston Gas, a regulated natural gas utility as Director of Rates and Revenue Analysis.

                                     III-3

DIRECTORS OF THE REGISTRANT
---------------------------

 The following information is furnished with respect to the Directors of the Registrant.

Name                      Director Since  Expiration of Term
----                      --------------  ------------------

Gilbert R. Bodell, Jr.        1980                1998

James H. Dodge                1991                1997

John H. Howland               1993                1999

Douglas H. Johnson            1993                1999

Dorothy G. Kramer             1976                1997

William Kreykes               1996                1999

Paul F. Levy                  1995                1998

Romolo A. Marsella            1993                1999

M. Anne Szostak               1995                1998

Kenneth W. Washburn           1975                1997

W. Edward Wood                1995                1998

  Gilbert R. Bodell, Jr. is Chairman and former President, Frontier Manufacturing Company (textile); former Vice President, Valley Lace Co. and Esten Dyeing and Finishing Co.

  James H. Dodge has been Chairman since January 1992 and President and Chief Executive Officer of the Registrant since August 1990; from 1984 through August 1990: President and Chief Executive Officer of Vermont Gas Systems, Inc. (a regulated natural gas utility) and affiliated companies.

  John H. Howland is President and Chief Operating Officer, Original Bradford Soap Works, Inc. (textiles).

  Douglas H. Johnson is Vice President and Managing Partner, M. Van Leesten Associates, Inc. (business and urban planning consultants) since October 1991; from 1980 to October 1991: President and Chief Executive Officer, Peerless Precision, Inc. (aerospace manufacturing company).

  Dorothy G. Kramer is retired Senior Vice President, Treasurer and Corporate Secretary, Taco, Inc. (manufacturers of pumping, heat transfer and hydronic control equipment).

William Kreykes is President and Chief Executive Officer, Lifespan Corporation since December 1994; from October 1990 to December 1994: President and Chief Executive Officer, Rhode Island Hospital.

                                     III-4

  Paul F. Levy is Adjunct Professor, Massachusetts Institute of Technology; from 1992 to 1995, Visiting Lecturer; from 1987 to 1992: Executive Director, Massachusetts Water Resources Authority (a public authority).

  Romolo A. Marsella is President, Marsella Development Corporation (real estate development).

  M. Anne Szostak is Senior Vice President, Fleet Financial Group; from 1991 to 1996: Chairman of the Board, Fleet Bank of Maine; from 1991 to 1994: President and Chief Executive Officer, Fleet Bank of Maine; and from 1988 to 1991: Vice President, Fleet Financial Group.

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

                                     III-5

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

  For the information called for by this item, reference is made to pages 5 to 11 of the Providence Energy Corporation's proxy statement filed December 18, 1996 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 16, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
   Not applicable. All of the Registrant's voting securities are held by Providence Energy Corporation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
   Not applicable.

                                     III-6

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

                          THE PROVIDENCE GAS COMPANY
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

(a)  Financial Statements and Schedules
     ----------------------------------

Consolidated Balance Sheets--September 30, 1996 and 1995
Consolidated Statements of Income for the years ended September 30, 1996, 1995 and 1994
Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1995 and 1994
Consolidated Statements of Capitalization--September 30, 1996 and 1995 Consolidated Statements of Changes in Common Stockholder's Investment for the years ended September 30, 1996, 1995 and 1994
Notes to Consolidated Financial Statements
Report of Independent Public Accountants

Schedule II.  Reserves for the years ended September 30, 1996, 1995 and 1994.

  Schedules I to XIII not listed above are omitted as not applicable or not required under Regulation S-X.

(b)  Reports on Form 8-K
     -------------------

  No reports were filed on Form 8-K during the latest quarter of the Registrant's fiscal year ended September 30, 1996.

(c)  Exhibits
     --------

  The following exhibits are filed as part of this report:

3.1 Charter (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Registration No.2-72726)).

3.2 Bylaws. (Filed as Exhibit 3.2 to the Report on Form 10-K of the Registrant in Form 10-K for the year ended September 30, 1993, incorporated herein by this reference.)

4.1 Indenture dated as of August 1, 1981 from The Providence Gas Company to St. Louis Union Trust Company, Trustee, filed as Exhibit 4.1 to Registration Statement of The Providence Gas Company on Form S-1 (Registration No. 2-72726), incorporated herein by this reference.

4.2 First Supplemental Indenture dated as of May 1, 1986 from The Providence Gas Company to Centerre Trust Company of St. Louis, Trustee (filed as
     Exhibit 4 (b) to Registration Statement of The Providence Gas Company on Form S-3 (Registration No. 33-5023), incorporated herein by this reference).

4.3 First Mortgage Indenture dated as of January 1, 1922, as supplemented by First through Twelfth Supplemental Indentures,

     (incorporated by reference to Exhibit 10.10 in the Registrant's Registration Statement on Form S-1 (Registration No. 2-72726)).

4.4 Fourteenth, Fifteenth and Sixteenth Supplemental Indentures dated as of August 1, 1988, June 1, 1990 and November 1, 1992, respectively (incorporated by reference to Exhibit 4 to the report of Providence Energy Corporation (Commission File No. 1-10032) to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1993).

4.5  Seventeenth Supplemental Indenture dated as of November 1, 1993.(Filed as
     Exhibit 4.5 to the report of the Registrant in Form 10-K for the year ended September 30, 1993, incorporated herein by this reference.)

4.6 Eighteenth Supplemental Indenture dated as of December 1, 1995. (Filed as exhibit 4.6 to the report of the Registrant in Form 10-K for the year ended September 30, 1995, incorporated herein by this reference.)

10.1 Material contracts listed in Exhibits 10 (a) through 10 (ff) (excluding Exhibits 10 (x), 10 (y), 10 (cc) and 10 (dd)) to Registration Statement of Providence Energy Corporation on Form S-2 (Registration No. 33-24125), incorporated herein by this reference.

10.2 Management contract dated December 19, 1994 between James H. Dodge, Chairman, President and Chief Executive Officer of the Registrant. (Filed as Exhibit 10.1 to the report of the Registrant in Form 10-Q for the quarter ended December 31, 1994, incorporated herein by this reference.)

10.3 Management contract dated December 19, 1994 between James DeMetro, Vice President, Energy Services of the Registrant. (Filed as Exhibit 10.1 to the report of the Registrant in Form 10-Q for the quarter ended December 31, 1994, incorporated herein by this reference.)

10.4 Management contract dated December 19, 1994 between Robert W. Owens, Vice President, Operations of the Registrant. (Filed as Exhibit 10.1 to the report of the Registrant in Form 10-Q for the quarter ended December 31, 1994, incorporated herein by this reference.)

10.5 Management contract dated December 19, 1994 between Gary S. Gillheeney, Vice President, Financial and Information Services, Treasurer and Assistant Secretary of the Registrant. (Filed as Exhibit 10.1 to the report of the Registrant in Form 10-Q for the quarter ended December 31, 1994, incorporated herein by this reference.)

10.6 Management contract dated December 19, 1994 between Alycia L. Goody, Vice President, General Counsel and Secretary of the Registrant. (Filed as
     Exhibit 10.1 to the report of the Registrant in form 10-Q for the quarter ended December 31, 1994, incorporated herein by this reference.)

10.7 Management contract dated December 19, 1994 between William D. Mullin, Vice President, Corporate Relations of the Registrant. (Filed as Exhibit 10.1 to the report of the Registrant in Form 10-Q for the quarter ended December 31, 1994, incorporated herein by this reference.)

10.8 Management contract dated December 19, 1994 between Bruce G. Wilde, Vice President, Human Resources of the Registrant. (Filed as Exhibit 10.1 to the report of the Registrant in form 10-Q for the quarter ended December 31, 1994, incorporated herein by this reference.)

10.9 Management contract dated February 29, 1996 between Patricia O. Keene, Vice President, Customer Activities of the Registrant. (Filed as Exhibit 10.1 to the report of the Registrant in Form 10-Q for the quarter ended March 31, 1996, incorporated herein by this reference.)

22    Subsidiaries of the Registrant.

Supplemental Schedule
                                             Schedule II
                            PROVIDENCE GAS COMPANY
                            ----------------------
                         RESERVES FOR THE YEARS ENDED
                         ----------------------------
         SEPTEMBER 30, 1996, SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994
         -------------------------------------------------------------
                             (Thousands of Dollars)

                                                                          Charges
                                                                            for
                                                                           Which
                                             Additions                    Reserves
                                  Balance     Charged         Other         Were     Balance
                                  9/30/95  to Operations   Add (Deduct)   Created    9/30/96
                                  -------- -------------   ------------   -------    -------
RESERVES DEDUCTED FROM
  ASSETS:
  Accounts receivable
    Allowance for
     doubtful accounts             $ 1,916      $4,884    $   --           3,826    $ 2,974
     Allowance for lease
      receivables -
       current                         313          --        --             313         --
       other                            80          17        --              88          9
                                   -------      ------    ------          ------    -------
     Total                         $ 2,309      $4,901    $   --          $4,227    $ 2,983
                                   =======      ======    ======          ======    =======
Allowance for lease
 receivables -
  long-term                        $   651      $1,179    $   --          $1,427    $   403
                                   =======      ======    ======          ======    =======

DEFERRED CREDITS AND
RESERVES:
Accumulated deferred
 income taxes                      $17,892      $1,968    $   43(C)       $   --    $19,903
                                   -------      ------    ------          ------    -------
Unamortized investment
 tax credit                          2,668          --        --             158      2,510
                                   -------      ------    ------          ------    -------
 Other-
  Liability and
   damage reserve                      334         520        --             293        561
  Other                              5,140       1,303     1,727(D)          763      7,407
                                   -------      ------    ------          ------    -------
  Total other                        5,474       1,823     1,727           1,056      7,968
                                   -------      ------    ------          ------    -------
  Total deferred
   credits and
    reserves                       $26,034      $3,791    $1,770          $1,214    $30,381
                                   =======      ======    ======          ======    =======

                                                                          Charges
                                                                            for
                                                                           Which
                                             Additions                    Reserves
                                  Balance     Charged         Other         Were     Balance
                                  9/30/94  to Operations   Add (Deduct)   Created    9/30/95
                                  -------- -------------   ------------   -------    -------
RESERVES DEDUCTED FROM
  ASSETS:
  Accounts receivable
    Allowance for
     doubtful accounts            $  2,606      $3,113    $    --         $3,803     $ 1,916
    Allowance for lease
      receivables -
      current                          347          --         --             34         313
      other                             80          --         --             --          80
                                  --------      ------     ------         ------     -------
    Total                         $  3,033      $3,113     $   --         $3,837     $ 2,309
                                  ========      ======     ======         ======     =======
Allowance for lease
 receivables -
  long-term                       $    951      $   --     $ (200)        $  100     $   651
                                  ========      ======     ======         ======     =======

DEFERRED CREDITS AND
RESERVES:
Accumulated deferred
 income taxes                     $ 14,786      $2,010     $1,096(C)      $   --     $17,892
                                  --------      ------     ------         ------     -------
Unamortized investment
 tax credit                          2,826         --          --            158       2,668
                                  --------      ------     ------         ------     -------
Other-
 Liability and
  damage reserve                       421         400         --            487         334
 Other                               5,735         621        408(A)       1,624       5,140
                                  --------      ------     ------         ------     -------
  Total other                        6,156       1,021        408          2,111       5,474
                                  --------      ------     ------         ------     -------
  Total deferred
   credits and
    reserves                      $ 23,768      $3,031     $1,504         $2,269     $26,034
                                  ========      ======     ======         ======     =======

                                                                          Charges
                                                                            for
                                                                           Which
                                             Additions                    Reserves
                                  Balance     Charged         Other         Were     Balance
                                  9/30/93  to Operations   Add (Deduct)   Created    9/30/94
                                  -------- -------------   ------------   -------    -------
RESERVES DEDUCTED FROM
  ASSETS:
  Accounts receivable
    Allowance for
     doubtful accounts             $ 1,987      $4,930     $   --         $4,311     $ 2,606
    Allowance for lease
      receivables -
        current                        381          --         --             34         347
        other                           96          --         --             16          80
                                  --------      ------     ------         ------     -------
    Total                         $  2,464      $4,930     $   --         $4,361     $ 3,033
                                  ========      ======     ======         ======     =======

Allowance for lease
 receivables -
  long-term                       $    778      $  316     $   --         $  143     $   951
                                  ========      ======     ======         ======     =======

DEFERRED CREDITS AND
RESERVES:
Accumulated deferred
 income taxes                     $ 13,423      $1,109     $  254(C)      $   --     $14,786
                                  --------      ------     ------         ------     -------
Unamortized investment
 tax credit                          2,984          --         --            158       2,826
                                  --------      ------     ------         ------     -------
Other-
 Liability and
  damage reserve                       296         145         --             20         421
 Other                               4,291       1,166      1,726(B)       1,448       5,735
                                  --------      ------     ------         ------     -------
  Total other                        4,587       1,311      1,726          1,468       6,156
                                  --------      ------     ------         ------     -------
  Total deferred
   credits and
    reserves                      $ 20,994      $2,420     $1,980         $1,626     $23,768
                                  ========      ======     ======         ======     =======


(A) Includes adjustment to the regulatory pension liability.
(B) Principally a reserve for restructuring charges in addition to adjustments to the regulatory pension liability.
(C) Represents adjustment to the regulatory asset and liability for FAS No. 109 activity.
(D) Principally an accrual for environmental investigation and remediation costs in addition to adjustment to the regulatory pension liability.

                               SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         THE PROVIDENCE GAS COMPANY



         By  /s/  JAMES H. DODGE
             --------------------------------------------
             James H. Dodge, Chairman, President and CEO

         Date   December 19, 1996
                --------------------------------------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                   Date
       ---------                      -----                   ----

/s/ JAMES H. DODGE            Chairman, President, and CEO
------------------------      (Principal Executive Officer)  12-19-96
James H. Dodge                                               --------


/s/ GARY S. GILLHEENEY        Senior Vice President,         12-19-96
------------------------      Chief Financial Officer and    --------
Gary S. Gillheeney            Treasurer

/s/ GILBERT R. BODELL, JR.    Director                       12-19-96
------------------------                                     --------
Gilbert R. Bodell, Jr.

/s/ JOHN H. HOWLAND           Director                       12-19-96
------------------------                                     --------
John H. Howland

/s/ DOUGLAS H. JOHNSON        Director                       12-19-96
------------------------                                     --------
Douglas H. Johnson

/s/ DOROTHY G. KRAMER         Director                       12-19-96
------------------------                                     --------
Dorothy G. Kramer

/s/ WILLIAM KREYKES           Director                       12-19-96
------------------------                                     --------
William Kreykes

/s/ PAUL F. LEVY              Director                       12-19-96
------------------------                                     --------
Paul F. Levy

/s/ ROMOLO A. MARSELLA        Director                       12-19-96
------------------------                                     --------
Romolo A. Marsella

/s/ M. ANNE SZOSTAK           Director                       12-19-96
------------------------                                     --------
M. Anne Szostak

/s/ KENNETH W. WASHBURN       Director                       12-19-96
------------------------                                     --------
Kenneth W. Washburn
