Form 10-Q
period 1996-12-31
PROVIDENCE GAS CO
filed 1997-02-14
CIK 80812

                          THE PROVIDENCE GAS COMPANY

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


(Mark One)

{X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended   December 31, 1996
                           ----------------------

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------  ------------------

Commission file number       0-1160
                       ------------------

                          THE PROVIDENCE GAS COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

   Rhode Island                                                05-0203650
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

        100 Weybosset Street, Providence, Rhode Island        02903
-------------------------------------------------------------------------------
       (Address of principal executive offices)             (Zip Code)

                                 401-272-5040
--------------------------------------------------------------------------------
              Registrant's telephone number, including area code

--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

  Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No    .
    ---   ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

Common Stock, $1.00 par value; 1,243,598 shares outstanding at
--------------------------------------------------------------
February 10, 1997.
------------------

                          THE PROVIDENCE GAS COMPANY

                                   FORM 10-Q

                               DECEMBER 31, 1996



PART I:   FINANCIAL INFORMATION                            PAGE

Item 1    Financial Statements

          Consolidated Statements of Income for the
          three and twelve months ended
          December 31, 1996 and 1995                        I-1

          Consolidated Balance Sheets as of
          December 31, 1996, December 31, 1995
          and September 30, 1996                            I-2

          Consolidated Statements of Cash Flows for the
          three months ended December 31, 1996 and 1995     I-3

          Consolidated Statements of Capitalization as of
          December 31, 1996, December 31, 1995
          and September 30, 1996                            I-4

          Notes to Consolidated Financial Statements        I-5

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations     I-8

PART II:  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                 II-1

          Signature                                        II-2

PART I.  FINANCIAL INFORMATION
-----------------------------------------------------------------
ITEM I.  FINANCIAL STATEMENTS
-----------------------------------------------------------------

                          THE PROVIDENCE GAS COMPANY
                  -------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                       FOR THE PERIODS ENDED DECEMBER 31
                   -----------------------------------------
                                  (Unaudited)
                                 -------------

                                                THREE MONTHS         TWELVE MONTHS
                                             -------------------   -------------------
                                               1996       1995       1996       1995
                                             -------------------   -------------------
                                                (thousands, except per share amounts)
Operating revenues                           $ 61,673   $ 57,270   $215,004   $189,031
Cost of gas sold                               35,673     31,144    122,580    104,437
                                             --------   --------   --------   --------

  Operating margin                             26,000     26,126     92,424     84,594
                                             --------   --------   --------   --------

Operating expenses:
  Operation and maintenance                    11,004     11,502     47,618     44,290
  Depreciation and amortization                 3,019      2,784     11,792     10,349
  Taxes
    State gross earnings                        1,770      1,611      6,220      5,323
    Local property and other                    1,689      1,630      6,829      6,626
    Federal income                              2,302      2,310      4,410      3,662
                                             --------   --------   --------   --------

Total operating expenses                       19,784     19,837     76,869     70,250
                                             --------   --------   --------   --------

Operating income                                6,216      6,289     15,555     14,344

Other, net                                         72        622        426      1,271
                                             --------   --------   --------   --------

Income before interest expense                  6,288      6,911     15,981     15,615
                                             --------   --------   --------   --------

Interest expense:
  Long-term debt                                1,520      1,313      6,096      5,116
  Other                                           349        551      1,296      2,360
  Interest capitalized                            (39)        (7)      (125)       (87)
                                             --------   --------   --------   --------
                                                1,830      1,857      7,267      7,389
                                             --------   --------   --------   --------

Net income                                      4,458      5,054      8,714      8,226

Dividends on preferred stock                     (174)      (174)      (696)      (696)
                                             --------   --------   --------   --------

Net income applicable to
  common stock                               $  4,284   $  4,880   $  8,018   $  7,530
                                             ========   ========   ========   ========
Earnings per common share                    $   3.44   $   3.92   $   6.45   $   6.06
                                             ========   ========   ========   ========
Dividends paid per common share              $    .96   $    .92   $   3.76   $   3.68
                                             ========   ========   ========   ========
Weighted average common shares
  outstanding                                 1,243.6    1,243.6    1,243.6    1,243.6
                                             ========   ========   ========   ========

                                      I-1

                          THE PROVIDENCE GAS COMPANY
                -----------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                -----------------------------------------------
                                 (Unaudited)
                                 ----------
                                 (Thousands)

                                                December 31,  December 31,  September 30,
                                                     1996         1995          1996
                                                -----------------------------------------
ASSETS
------
Gas plant, at original cost                      $275,223       $256,859       $270,149
  Less -Accumulated depreciation and
    utility plant acquisition adjustments         101,294         93,452         98,563
                                                 --------       --------       --------
                                                  173,929        163,407        171,586
                                                 --------       --------       --------
Current assets:
  Cash and temporary cash investments               2,535          2,518            923
  Accounts receivable, less allowance of
    $2,793 at 12/31/96, $2,427 at 12/31/95
    and $2,983 at 9/30/96                          31,962         28,577         14,001
  Unbilled revenues                                10,341         13,723          2,333
  Deferred gas costs                               15,518              -         13,128
  Inventories, at average cost -
    Liquefied natural gas, propane and
      underground storage                          14,741          8,507         15,794
    Materials and supplies                          1,089          1,465          1,151
  Prepaid and refundable taxes                      2,531          2,964          3,215
  Prepayments                                         780            797          1,465
                                                 --------       --------       --------
                                                   79,497         58,551         52,010
                                                 --------       --------       --------
Deferred charges and other assets                  13,293         13,644         13,919
                                                 --------       --------       --------

    Total assets                                 $266,719       $235,602       $237,515
                                                 ========       ========       ========
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization (see accompanying
statement)                                       $156,716       $155,521       $155,299
                                                 --------       --------       --------
Current liabilities:
  Notes payable                                    38,000         20,140         20,800
  Current portion of long-term debt                 2,029          1,983          2,023
  Accounts payable                                 24,608         17,888         16,480
  Accrued taxes                                     5,091          3,345          1,867
  Accrued vacation                                  1,637          1,614          1,673
  Customer deposits                                 3,913          3,995          3,956
  Refundable gas costs                                  -            621              -
  Other                                             4,036          3,701          5,036
                                                 --------       --------       --------
                                                   79,314         53,287         51,835
                                                 --------       --------       --------
Deferred credits and reserves:
  Accumulated deferred Federal income
    taxes                                          20,113         18,229         19,903
  Unamortized investment tax credits                2,471          2,629          2,510
  Other                                             8,105          5,936          7,968
                                                 --------       --------       --------
                                                   30,689         26,794         30,381
                                                 --------       --------       --------
Commitments and contingencies                           -              -              -

Total capitalization and liabilities             $266,719       $235,602       $237,515
                                                 ========       ========       ========

                                      I-2

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                    FOR THE THREE MONTHS ENDED DECEMBER 31
                    --------------------------------------
                                  (Unaudited)
                                  -----------

                                                        1996       1995
                                                     ----------------------
                                                     (Thousands of Dollars)
Cash provided by (used for)
Operating Activities:
  Net income                                          $  4,458    $  5,054
  Items not requiring cash:
    Depreciation and amortization-plant                  3,051       2,817
    Changes as a result of regulatory actions                -      (1,453)
    Deferred Federal income taxes                          210         340
    Amortization of investment tax credits                 (39)        (39)
    Changes in assets and liabilities
     which provided (used) cash:
      Accounts receivable                              (17,961)    (14,787)
      Unbilled revenues                                 (8,008)    (11,086)
      Deferred gas costs                                (2,390)      1,817
      Inventories                                        1,115       1,431
      Prepaid and refundable taxes                         684       2,305
      Prepayments                                          685         531
      Accounts payable                                   8,128       3,992
      Accrued taxes                                      3,224       1,540
      Accrued vacation, customer deposits
       and other                                        (1,003)        232
      Deferred charges and other                           793         936
                                                      --------    --------
  Net cash used for operations                          (7,053)     (6,370)
                                                      --------    --------
Investing Activities:
  Expenditures for property, plant and
     equipment, net                                     (5,470)     (4,696)
                                                      --------    --------
Financing Activities:
  Issuance of mortgage bonds                                 -      15,000
  Payments on long-term debt                            (1,697)     (1,692)
  Increase in notes payable, net                        17,200         803
  Cash dividends on preferred stock                       (174)       (174)
  Cash dividends on common stock                        (1,194)     (1,144)
                                                      --------    --------
Net cash provided by financing activities               14,135      12,793
                                                      --------    --------
Increase in cash & temporary cash
  investments                                            1,612       1,727
Cash and cash equivalents at beginning
  of period                                                923         791
                                                      --------    --------
Cash and cash equivalents at end of period            $  2,535    $  2,518
                                                      ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the period-
    Interest (net of amount capitalized)              $  1,722    $  1,444
    Income taxes (net of refunds)                     $      3    $     86

                                      I-3

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                          CONSOLIDATED STATEMENTS OF
                          --------------------------
                                CAPITALIZATION
                                --------------
                                  (UNAUDITED)
                                  -----------
                                  (Thousands)

                                           December 31,  December 31,  September 30,
                                              1996           1995        1996
                                           -----------------------------------------
Common stockholders' investment:
  Common stock, $1 par
    Authorized - 2,500 shares
    Outstanding - 1,244 as of 12/31/96,
                  12/31/95 and 9/30/96     $  1,244      $  1,244      $  1,244
  Amount paid in excess of par               37,687        37,828        37,657
  Retained earnings                          39,033        35,692        35,943
                                           --------      --------      --------
Total common equity                          77,964        74,764        74,844
                                           --------      --------      --------

Cumulative preferred stock:

  Redeemable 8.70% Series, $100 par
  Authorized - 80 shares
  Outstanding - 80 shares as of
    12/31/96, 12/31/95 and 9/30/96            8,000         8,000         8,000
                                           --------      --------      --------

Long-term debt:

  First Mortgage Bonds                       71,200        72,800        72,800
  Capital Leases                              1,581         1,940         1,678
                                           --------      --------      --------

Total long-term debt                         72,781        74,740        74,478

Less current portion                          2,029         1,983         2,023
                                           --------      --------      --------

Long-term debt, net                          70,752        72,757        72,455
                                           --------      --------      --------

Total capitalization                       $156,716      $155,521      $155,299
                                           ========      ========      ========

                                      I-4

                          THE PROVIDENCE GAS COMPANY

                  Notes to Consolidated Financial Statements


Accounting Policies
-------------------

     It is the Registrant's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to a fair statement of the results for the periods reported; however, such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Registrant's operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein when read with the annual report for 1996 filed on Form 10-K are adequate to make the information presented not misleading.

Reclassifications
-----------------

     Certain prior period amounts have been reclassified for consistent presentation with the current year.

Environmental Matters
---------------------

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

     At December 31, 1996, the Registrant is aware of four sites at which future costs may be incurred.

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

     During 1995, the Registrant voluntarily began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of December 31, 1996, approximately $1.6 million has been spent primarily on studies at this site. In accordance with state laws, such a voluntary study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at this site. The Registrant has completed the study which indicated that remediation will be required. The Registrant has several remediation options for the site and is currently negotiating with DEM and contractors to arrive at the best alternative. At December 31, 1996, the Registrant has compiled a preliminary range of costs based on remediation alternatives, ranging from $1.3 million to in excess of $5.0 million. Based on the proposals for remediation work, the Registrant has accrued $1.3 million at December 31, 1996 for anticipated future remediation costs at this site. Also, the Registrant has negotiated an agreement, which is subject to Federal regulatory approval, with a third party which provides for reimbursement of up to $2.5 million of certain remediation costs to be incurred at this site.

     Tests conducted following the recent discovery of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center confirm the existence of contaminants at this site. The Registrant is currently conducting tests at this site, the costs of which are being shared equally with the prior owner, to determine the nature and extent of the contamination. Due to the early stages of investigation, management cannot offer any conclusions as to whether any remediation will be required at this site. In addition, in the first quarter of 1997, contamination from scrapped meters and regulators was discovered at this site. The Registrant has reported this to the DEM and the Rhode Island Department of Health and is in the process of remediation. It is anticipated that remediation will cost between $50,000 and $100,000.

     In prior rate cases filed, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of costs of removal. Accordingly, environmental investigation costs of approximately $1.8 million and an estimated $1.3 million for environmental remediation costs have been charged to the accumulated depreciation reserve at December 31, 1996. Management believes that this rate recovery mechanism is appropriate for recovery of any future costs. Additionally, it is the Registrant's practice to consult with the Rhode Island Public Utilities Commission (RIPUC) on a periodic basis when, in management's opinion, significant amounts might be expended for environmental related costs. Should future developments warrant additional rate recovery mechanisms, management will seek recovery.


Gas Supply Restructuring
------------------------
Federal Energy Regulatory Commission (FERC) Order 636 and other related orders (the Orders) have significantly changed the structure and types of services offered by pipeline transportation companies. The most significant components of the restructuring occurred in November 1993. In response to these changes, the Registrant has successfully negotiated new pipeline transportation and gas storage contracts.

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

     To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipeline's customers, including the Registrant. Based upon current information, the Registrant anticipates its transition costs to net between $21 million and $22 million of which $14.2 million has been included in the Gas Charge Clause (GCC), net of refunds received based on FERC settlements, and is currently being collected from customers. The remaining minimum obligation of $6.8 million has been recorded in the accompanying consolidated balance sheet along with a regulatory asset anticipating future recovery through the GCC.

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

New Accounting Pronouncements
-----------------------------

     In October 1996, the Registrant adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of this statement did not have an impact on the financial position or operations of the Registrant for the quarter ended December 31, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

Providence Gas Company (the Registrant) and its subsidiary and their representatives may from time to time make written or oral statements, including statements contained in the Registrant's filings with the Securities and Exchange Commission (SEC), which constitute or contain "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations and releases.

All statements other than statements of historical facts included in this quarterly report regarding the Registrant's financial position and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Registrant, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated include but are not limited to: general economic, financial and business conditions; competition in the energy services sector; regional weather conditions; the availability and cost of natural gas; development and operating costs; the success and costs of advertising and promotional efforts; the availability and terms of capital; the business abilities and judgment of personnel; unanticipated environmental liabilities; changes in, or the failure to comply with, government regulations; the costs and effects of unanticipated legal proceedings, the impacts of unusual items resulting from ongoing evaluations of business strategies and asset valuations; and changes in business strategy.

RESULTS OF OPERATIONS

     For the current quarter, the Registrant's operating revenues have increased, while operating margin and net income have decreased over the comparable period presented, as shown in the table below:

(thousands where applicable)

                                                   Percent
                          1996     1995    Change  Change
                         -------  -------  ------  ------

Operating revenues       $61,673  $57,270  $4,403     7.7
                         =======  =======  ======  ======

Operating margin         $26,000  $26,126  $ (126)   (0.5)
                         =======  =======  ======  ======

Net income applicable
  to common stock        $ 4,284  $ 4,880  $ (596)  (12.2)
                         =======  =======  ======  ======


Operating Revenues and Operating Margin
---------------------------------------

     During the latest quarter, the Registrant experienced normal weather, however temperatures averaged 4.8 percent warmer than the same quarter last year. The Registrant's operating revenues increased approximately $4.4 million or 7.7 percent due to rate increases offset by the warmer weather. The increased revenues were offset by increased gas costs, which resulted in decreased operating margin of approximately $126,000 or 0.5 percent. The increased gas costs had no effect on margin due to the fact that the Registrant recovers actual gas costs from its customers through the Gas Charge Clause (GCC).

Operating and Maintenance Expenses
----------------------------------

     Overall, other operating and maintenance expenses decreased approximately $498,000 or 4.3 percent from the same quarter last year. This decrease is attributable to lower uncollectible revenues due to improved collection efforts and a decrease in pension expense due to the funded status of the Registrant's plan. These decreases were partially offset by inflationary increases.

Taxes
-----

     Taxes for the current quarter versus last year increased approximately $210,000 or 3.8 percent. The increase in taxes, mainly state gross earnings tax, was the result of higher operating revenues.

Other, net
----------

     Other, net decreased approximately $550,000. The decrease was due to regulatory adjustments in the first quarter of 1996, including a one-time gain for the regulatory change in accounting for property taxes, which was offset by the write-offs of previously deferred reorganization and other costs for which recovery was not allowed as part of the rate award received from the Rhode Island Public Utilities Commission (RIPUC) on November 17, 1995.

Interest Expense
----------------

     Interest expense decreased approximately $27,000 or 1.5 percent. The decrease in interest was due to a decrease in the Registrant's short-term borrowing rates. This decrease was offset by an increase in weighted average short-term borrowings and an increase in long-term debt resulting from the issuance of $15 million of Series R First Mortgage Bonds in December 1995.

Future Outlook
--------------

     In May 1996, the RIPUC approved a Rate Design Settlement Agreement among the Registrant, the Division of Public Utilities and Carriers (Division), The Energy Council of Rhode Island and a consortium of oil heat organizations. The Agreement begins a process of unbundling natural gas service in Rhode Island enabling customers to choose their gas suppliers. The Agreement went into effect June 2, 1996. While this initial program is available to approximately 120 of the largest commercial and industrial customers, the Registrant is required to make an additional filing in March 1997 that would expand the eligibility of unbundled services to other customers. The Registrant does not know the number of customers that would be impacted by the March 1997 filing at this time.

     On October 8, 1996, the RIPUC approved a one year Pilot Hedging Program Agreement between the Registrant and the Division. The objective of the pilot program is to mitigate the impact of natural gas price escalation through utilization of Financial Risk Management (FRM) tools, to develop a more balanced gas supply cost approach and finally, to study in more detail the benefits and costs associated with the program. The FRM tools will be limited to the use of options, including calls, puts and collars, under the pilot program. The total expenditures for the purchase and exercise of the FRM tools and the net proceeds from the sale of FRM tools will be flowed through the Variable Gas Cost component of the GCC and, under the terms of the Agreement, cannot exceed $800,000. The Registrant began trading FRM tools in the second quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. For example, during the latest quarter, the Registrant's accounts receivable and unbilled revenue have increased $26.0 million. These fluctuations are the result of higher monthly sales during the latest quarter and a moratorium on residential shut-offs during the heating season. Because of these increases, which negatively impact cashflow, the Registrant must borrow to maintain an appropriate level of liquidity. Management believes its available financings are sufficient to meet these seasonal needs.

     The Registrant experienced a decrease in its net cash used by operations during the latest quarter as compared to last year, primarily as the result of a substantial underrecovery of gas costs in the first quarter of 1997.

     In December 1995, the Registrant received proceeds of $15 million related to an issuance of First Mortgage Bonds, Series R (7.5%), which will mature in December 2025. The net proceeds received from the issuance were used to pay down short-term debt.

     Capital expenditures for the latest quarter of $5.5 million increased when compared to $4.7 million last year. The increase in capital expenditures was due to increased spending for technology to redesign and integrate the Registrant's customer-related information systems. Capital expenditures for the remainder of the fiscal year are expected to be approximately $14.7 million. Anticipated capital expenditures for the next three years are expected to total between $50 million to $60 million.

     In February 1995, the Registrant filed for rate relief requesting an approximate eight percent general rate increase. In November 1995, the RIPUC authorized the Registrant to increase its rates to recover additional annual revenues in the amount of $3,990,000. Subsequent to the issuance of the rate decision, the RIPUC approved the Registrant's motion to reconsider a revenue adjustment of $171,572. That approval increases the overall rate increase to $4,161,572. As part of this award, the Registrant is allowed to earn a 10.9% return on common equity. As previously discussed, the rate decision also resulted in several accounting adjustments which had no impact on the Registrant's cash flow in the first quarter of 1996.

     In February 1996, the Registrant received approval of a three-year Settlement Agreement between itself and the Division regarding the Integrated Resource Plan (IRP), which was filed with the RIPUC in July 1994. The purpose of the IRP is to optimize the utilization of production transmission and distribution resources so that customers receive high quality services at the lowest possible cost.

     The Settlement Agreement provides for: (1) funding associated with Demand Side Management programs, which are designed to provide equipment rebates for specific load building programs; (2) funding associated with a low income weatherization program, which is designed to assist low income customers through the installation of conservation measures; and (3) a performance-based ratemaking incentive. The Settlement Agreement also contains a general agreement that the Registrant's strategy and steps included in its supply plan are reasonable.

     The Settlement Agreement also provided for a one-time funding in 1996 of $800,000 for a Low Income Assistance Program (LIAP) through a portion of the Registrant's share of the performance-based ratemaking incentive. The LIAP was developed in response to the Registrant's anticipated decrease in 1996 of approximately $900,000 in Federal funding for the low income heat assistance program administered by the State of Rhode Island.

     The funding of these programs is generated through annual gas cost savings beginning in July 1995. The Registrant performed an analysis of gas cost savings from July 1995 through June 1996 and achieved sufficient savings to provide funding for these programs without incurring a charge to income. Accordingly, in 1996, the Registrant recorded its annual share of the performance-based ratemaking incentive under this agreement which resulted in a $1.5 million increase in operating margin. An analysis of gas cost savings will be performed in June of each year for the duration of the IRP, at which time any annual share of the performance-based ratemaking incentive will be recorded.

                          THE PROVIDENCE GAS COMPANY
                          --------------------------

PART II.  OTHER INFORMATION
---------------------------

Item 6 (b).  Reports on Form 8-K
-----------  -------------------

No reports on Form 8-K were filed during the quarter for which this report is filed.

                          THE PROVIDENCE GAS COMPANY
                          --------------------------


PART II.  OTHER INFORMATION
--------  -----------------


It is the opinion of management that the financial information contained in this report reflects all adjustments necessary for a fair statement of results for the periods reported, but such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Registrant's gas operations. All accounting policies and practices have been applied in a manner consistent with prior periods.




                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          The Providence Gas Company
                          (Registrant)



                          BY:/s/  Gary S. Gillheeney
                          ---------------------------
                             GARY S. GILLHEENEY
                             Senior Vice President,
                             Chief Financial Officer and
                             Treasurer


Date:  February 14, 1997
     -------------------