Form 10-Q
period 1997-03-31
PROVIDENCE GAS CO
filed 1997-05-14
CIK 80812

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 1997
                           ______________
        OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number             0-1160
                      _________________________________

                      THE PROVIDENCE GAS COMPANY
________________________________________________________________________________
         (Exact name of registrant as specified in its charter)

             Rhode Island                            05-0203650
_____________________________________________    ___________________
(State or other jurisdiction of incorporation     (I.R.S. Employer
             or organization)                    Identification No.)

             100 Weybosset Street, Providence, Rhode Island  02903
________________________________________________________________________________
                   (Address of principal executive offices)
                               (Zip Code)

                                 401-272-5040
________________________________________________________________________________
              Registrant's telephone number, including area code

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].


Common Stock, $1.00 par value; 1,243,598 shares outstanding at
--------------------------------------------------------------
April 30, 1997.
---------------

                          THE PROVIDENCE GAS COMPANY
                                   FORM 10-Q
                                MARCH 31, 1997



PART I:          FINANCIAL INFORMATION                            PAGE

Item 1           Financial Statements
                 Consolidated Statements of Income for the
                 three, six and twelve months ended
                 March 31, 1997 and 1996                           I-1

                 Consolidated Balance Sheets as of
                 March 31, 1997, March 31, 1996 and
                 September 30, 1996                                I-2

                 Consolidated Statements of Cash Flows for the
                 six months ended March 31, 1997 and 1996          I-3

                 Consolidated Statements of Capitalization as
                 of March 31, 1997, March 31, 1996 and
                 September 30, 1996                                I-4

                 Notes to Consolidated Financial Statements        I-5

Item 2           Management's Discussion and Analysis of
                 Financial Condition and Results of Operations     I-8

PART II:         OTHER INFORMATION

Item 4           Submission of Matters to a Vote of Security
                 Holders                                          II-1

Item 6           Exhibits and Reports on Form 8-K                 II-1

                 Signature                                        II-2


PART I.  FINANCIAL INFORMATION
------   ---------------------
ITEM 1.  FINANCIAL STATEMENTS
------   --------------------

                           THE PROVIDENCE GAS COMPANY
                           --------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                         FOR THE PERIODS ENDED MARCH 31
                         ------------------------------
                                  (Unaudited)
                                  -----------

                                                                    THREE MONTHS                 SIX MONTHS
                                                                --------------------             -----------
                                                                  1997       1996       1997        1996
                                                                ---------  ---------  ---------  -----------
                                                                    (thousands, except per share amounts)
Operating revenues                                              $ 76,590   $ 79,261   $138,263     $136,531
Cost of gas sold                                                  44,616     46,164     80,289       77,308
                                                                --------   --------   --------     --------
Operating margin                                                  31,974     33,097     57,974       59,223
                                                                --------   --------   --------     --------
Operating expenses:
  Operation and
    maintenance                                                   12,472     13,049     23,476       24,551
  Deprecation and
    amortization                                                   3,146      2,783      6,165        5,567
  Taxes-
    State gross
      earnings                                                     2,301      2,295      4,071        3,906
    Local property and
      other                                                        2,026      1,718      3,715        3,348
    Federal income                                                 3,461      3,876      5,763        6,186
                                                                --------   --------   --------     --------
Total operating
  expenses                                                        23,406     23,721     43,190       43,558
                                                                --------   --------   --------     --------
Operating income                                                   8,568      9,376     14,784       15,665

Other, net                                                           179        136        251          758
                                                                --------   --------   --------     --------
Income before
  interest expense                                                 8,747      9,512     15,035       16,423
                                                                --------   --------   --------     --------
Interest expense:
  Long-term debt                                                   1,512      1,524      3,032        2,837
  Other                                                              477        421        826          972
  Interest capitalized                                               (56)       (26)       (95)         (33)
                                                                --------   --------   --------     --------
                                                                   1,933      1,919      3,763        3,776
                                                                --------   --------   --------     --------

Net income                                                         6,814      7,593     11,272       12,647

Dividends on
 preferred stock                                                    (174)      (174)      (348)        (348)
                                                                --------   --------   --------     --------
Net income applicable
  to common stock                                               $  6,640   $  7,419   $ 10,924     $ 12,299
                                                                ========   ========   ========     ========
Earnings per common
 share                                                          $   5.34   $   5.97   $   8.78     $   9.89
                                                                ========   ========   ========     ========
Dividends paid per
 common share                                                   $    .96   $   .92    $   1.92     $   1.84
                                                                ========   ========   ========     ========
Weighted average common
  shares outstanding                                             1,243.6    1,243.6    1,243.6      1,243.6
                                                                ========   ========   ========     ========


PART I.  FINANCIAL INFORMATION
------   ---------------------
ITEM 1.  FINANCIAL STATEMENTS
------   --------------------

                           THE PROVIDENCE GAS COMPANY
                           --------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                         FOR THE PERIODS ENDED MARCH 31
                        ------------------------------
                                  (Unaudited)
                                  -----------

                                    TWELVE MONTHS
                                    -------------
                                   1997      1996
                                   ----      ----
                        (thousands, except per share amounts)
Operating revenues             $212,333   $203,891
Cost of gas sold                121,032    114,652
                               --------   --------
Operating margin                 91,301     89,239
                               --------   --------
Operating expenses:
  Operation and
    maintenance                  47,041     45,492
  Depreciation and
     amortization                12,155     10,647
  Taxes-
    State gross
       earnings                   6,226      5,806
    Local property and
       other                      7,137      6,634
    Federal income                3,995      4,441
                               --------   --------
Total operating
  expenses                       76,554     73,020
                               --------   --------
Operating income                 14,747     16,219

Other, net                          469      1,238
                               --------   --------
Income before
  interest expense               15,216     17,457
                               --------   --------
Interest expense:
  Long-term debt                  6,084      5,372
  Other                           1,352      2,081
  Interest capitalized             (155)       (88)
                               --------   --------
                                  7,281      7,365
                               --------   --------

Net income                        7,935     10,092

Dividends on
 preferred stock                   (696)      (696)
                               --------   --------

Net income applicable
  to common stock              $  7,239   $  9,396
                               ========   ========
Earnings per common
 share                         $   5.82   $   7.56
                               ========   ========
Dividends paid per
 common share                  $   3.80   $   3.68
                               ========   ========
Weighted average common
  shares outstanding            1,243.6    1,243.6
                               ========   ========


                                  PAGE I-1(a)

                           THE PROVIDENCE GAS COMPANY
                           --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Thousands)

                                               (Unaudited)
                                           -----------------------------------
                                           March 31,  March 31,  September 30,
                                             1997       1996         1996
                                           -----------------------------------
ASSETS
------
Gas plant, at original cost                 $278,727   $260,467       $270,149
 Less - Accumulated depreciation
    and utility plant
     acquisition adjustments                 103,528     95,949         98,563
                                            --------   --------       --------

                                             175,199    164,518        171,586
                                            --------   --------       --------
Current assets:
 Cash and temporary cash investments           1,846        962            923
 Accounts receivable, less allowance of
  $4,040 at 3/31/97, $4,471 at 3/31/96
  and $2,983 at 9/30/96                       46,691     43,440         14,001
 Unbilled revenues                             8,151      9,510          2,333
 Deferred gas costs                            3,973          -         13,128
 Inventories, at average cost -
  Liquefied natural gas, propane and
   underground storage                         7,631      2,201         15,794
  Materials and supplies                       1,095      1,408          1,151
 Prepaid and refundable taxes                  2,628      2,387          3,215
 Prepayments                                     497        812          1,465
                                            --------   --------       --------
                                              72,512     60,720         52,010
                                            --------   --------       --------


Deferred charges and other assets             12,800     13,244         13,919
                                            --------   --------       --------

  Total assets                              $260,511   $238,482       $237,515
                                            ========   ========       ========
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization                              $162,061   $161,480       $155,299
(See accompanying statement)                --------   --------       --------

Current liabilities:
 Notes payable                                30,250      6,500         20,800
 Current portion of long-term debt             2,420      2,034          2,023
 Accounts payable                             17,855     18,608         16,480
 Accrued taxes                                 7,369      6,716          1,867
 Accrued vacation                              1,878      1,869          1,673
 Customer deposits                             3,613      3,938          3,956
 Refundable gas costs                              -      6,260              -
 Other                                         3,832      4,046          5,036
                                            --------   --------       --------
                                              67,217     49,971         51,835
                                            --------   --------       --------

Deferred credits and reserves:
 Accumulated deferred Federal
  income taxes                                20,323     18,569         19,903
 Unamortized investment tax credits            2,432      2,589          2,510
 Other                                         8,478      5,873          7,968
                                            --------   --------       --------
                                              31,233     27,031         30,381
                                            --------   --------       --------
Commitments and contingencies                      -          -              -

Total capitalization and liabilities        $260,511   $238,482       $237,515
                                            ========   ========       ========

                           THE PROVIDENCE GAS COMPANY
                           --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                       FOR THE SIX MONTHS ENDED MARCH 31
                       ---------------------------------
                                  (Unaudited)
                                  -----------

                                                        1997       1996
                                                      ---------  ---------
                                                     (Thousands of Dollars)
Cash provided by (used for)
Operating Activities:
---------------------
  Net income                                          $ 11,272   $ 12,647
  Items not requiring cash:
    Depreciation and amortization-plant                  6,228      5,659
    Changes as a result of regulatory
      actions                                                -     (1,453)
    Deferred Federal income taxes                          420        680
    Amortization of investment tax credits                 (78)       (79)
  Changes in assets and liabilities
    which provided (used) cash:
      Accounts receivable                              (32,690)   (29,650)
      Unbilled revenues                                 (5,818)    (6,873)
      Deferred gas costs                                 9,155          -
      Inventories                                        8,219      7,794
      Prepaid and refundable taxes                         587      2,882
      Prepayments                                          968        516
      Accounts payable                                   1,375      4,712
      Accrued taxes                                      5,502      4,911
      Refundable gas costs                                   -      7,456
      Accrued vacation, customer deposits
        and other                                       (1,304)       717
      Deferred charges and other                         1,179      1,059
                                                      --------   --------

  Net cash provided by
    operations                                           5,015     10,978
                                                      --------   --------
Investing Activities:
---------------------
  Expenditures for property, plant and
    equipment, net                                      (8,752)    (8,593)
                                                      --------   --------
Financing Activities:
---------------------
  Issuance of mortgage bonds                                 -     15,000
  Proceeds from other long-term debt                     1,345          -
  Payments on long-term debt                            (1,799)    (1,740)
  Increase(decrease) in notes payable, net               9,450    (12,837)
  Redemption of preferred stock                         (1,600)         -
  Cash dividends on common shares                       (2,388)    (2,289)
  Cash dividends on preferred shares                      (348)      (348)
                                                      --------   --------
  Cash provided by (used for)
    financing activities                                 4,660    ( 2,214)
                                                      --------   --------
Increase in cash & temporary cash
 investments                                               923        171
Cash and cash equivalents at beginning
 of period                                                 923        791
                                                      --------   --------
Cash and cash equivalents at end
 of period                                            $  1,846   $    962
                                                      ========   ========

Supplemental disclosures of cash flow information:
 Cash paid during the period -
   Interest (net of amount
     capitalized)                                     $  3,682   $  2,332
   Income taxes (net of refunds)                      $    966   $    849
 Schedule of noncash investing and financing
   activities:
     Capital lease obligation for
       equipment                                      $    232   $     -
     Other long-term debt for equipment               $    495   $     -

                           THE PROVIDENCE GAS COMPANY
                           --------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (THOUSANDS)
                                  -----------

                                              (unaudited)
                                          March 31,  March 31,  September 30,
                                            1997        1996         1996
                                          ---------  -----------  -----------

Common stock equity:
 Common stock, $1 par
  Authorized - 2,500 shares
  Outstanding -1,244 at 3/31/97,
   3/31/96 and 9/30/96                     $  1,244     $  1,244     $  1,244
 Amount paid in excess of par                37,607       37,612       37,657
 Retained earnings                           44,479       41,966       35,943
                                           --------     --------     --------
Total common stock equity                    83,330       80,822       74,844
                                           --------     --------     --------

Cumulative preferred stock:

 Redeemable 8.70% Series, $100 par
 Authorized -80 shares
 Outstanding -64 shares at 3/31/97 and
  80 shares at 3/31/96 and 9/30/96            6,400        8,000        8,000
                                           --------     --------     --------

Long-term debt:

 First mortgage bonds                        71,200       72,800       72,800
 Other long-term debt                         1,840            -            -
 Capital leases                               1,711        1,892        1,678
                                           --------     --------     --------

Total long-term debt                         74,751       74,692       74,478

Less current portion                          2,420        2,034        2,023
                                           --------     --------     --------

Long-term debt, net                          72,331       72,658       72,455
                                           --------     --------     --------

Total capitalization                       $162,061     $161,480     $155,299
                                           ========     ========     ========




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

In the second quarter of 1997, the Registrant began to employ derivative financial instruments in the form of natural gas options for the purpose of managing commodity price risk. These derivative instruments were purchased under the Pilot Hedging Program approved by the Rhode Island Public Utilities Commission (RIPUC) in October 1996. Under the program, expenditures for purchases and exercises of the financial instruments, net of proceeds from sales, are flowed through the Gas Charge Clause (GCC) and cannot exceed $800,000.

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

At March 31, 1997, the Registrant is aware of four sites at which future costs may be incurred.

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



During 1995, the Registrant voluntarily began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of March 31, 1997, approximately $1.6 million had been spent on studies at this site. In accordance with state laws, such a voluntary study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at the site. The Registrant has completed the initial phase of the study which indicates that some clean-up will be required. The Registrant has several remediation options for the site and is currently negotiating with DEM and contractors to arrive at the best alternative. At March 31, 1997, the Registrant has compiled a preliminary range of costs based on remediation alternatives, ranging from $1.7 million to approximately $3.0 million. However, because of the uncertainties associated with environmental assessment and remediation activities, the future costs of remediation could be higher than the alternatives noted above. Based on the proposals for remediation work, the Registrant has accrued $1.7 million at March 31, 1997 for anticipated future remediation costs at this site. Also, the Registrant has negotiated an agreement, subject to Federal regulatory approval, with a third party which provides for reimbursement of up to $2.5 million of certain remediation costs to be incurred at this site. The agreement received Federal regulatory approval in May 1997.

Tests conducted following the recent discovery of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center confirm the existence of contaminants at this site. The Registrant is currently conducting tests at this site, the costs of which are being shared equally with the prior owner, to determine the nature and extent of the contamination. Due to the early stages of investigation, management cannot offer any conclusions as to whether any remediation will be required at this site. In addition in the first quarter of 1997, contamination from scrapped meters and regulators was discovered at this site. The Registrant has reported this to the DEM and the Rhode Island Department of Health and is in the process of remediation. It is anticipated that remediation will cost between $30,000 and $100,000. Based on the expected remediation costs, the Registrant has accrued $30,000 at March 31, 1997 for anticipated future remediation costs at this site.

In prior rate cases filed, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Accordingly, environmental investigation costs of approximately $1.9 million and an estimated $1.7 million for environmental remediation costs have been charged to the accumulated depreciation reserve at March 31, 1997. Management believes that this rate recovery mechanism is appropriate for recovery of future costs. Additionally, it is the Registrant's practice to consult with the Rhode Island Public Utilities Commission (RIPUC) on a periodic basis, when in management's opinion, significant amounts might be expended for environmental related costs. Should future developments warrant additional rate recovery mechanisms, management will seek such recovery.

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

Gas Supply Restructuring
------------------------

Federal Energy Regulatory Commission (FERC) Order 636 and other related orders (the Orders) have significantly changed the structure and types of services offered by



                                   PAGE I-6
pipeline transportation companies. The most significant components of the restructuring occurred in November 1993. In response to these changes, the Registrant has successfully negotiated new pipeline transportation and gas storage contracts.

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

To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipeline's customers, including the Registrant. Based upon current information, the Registrant anticipates its transition costs to net to approximately $21.3 million, net of refunds received based on FERC settlements, of which $15.2 million has been included in the GCC and is currently being collected from customers. The remaining minimum obligation of $6.1 million has been recorded in the accompanying consolidated balance sheet along with a regulatory asset anticipating future recovery through the GCC.

The Registrant's ultimate liability may differ from the above estimate based on FERC settlements with the Registrant's pipeline transportation suppliers. FERC has approved settlements with three of its pipelines, which account for the bulk of the Registrant's transition costs. The Registrant has reached an agreement on one additional pipeline, which is subject to final approval by the FERC. Based on the information available, the Registrant believes that its current estimate of transition costs is reasonable.

New Accounting Pronouncements
-----------------------------

In October 1996, the Registrant adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of this statement did not have an impact on the financial position or operations of the Registrant for the six month period ended March 31, 1997.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The statement replaces the presentation of primary earnings per share with the presentation of basic earning per share. This statement would have no effect on the Registrant's earnings per share for the periods presented.



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

RESULTS OF OPERATIONS

The Registrant's operating revenues, operating margin and net income for the three months, six months and twelve months ended March 31, 1997 and comparable periods ended March 31, 1996 are as follows:

(thousands where applicable)


                             Three Months        Six Months        Twelve Months
                            Ended March 31     Ended March 31      Ended March 31
                             1997     1996      1997     1996      1997      1996
                           -------  -------  --------  --------  --------  --------

Operating revenues         $76,590  $79,261  $138,263  $136,531  $212,333  $203,891
                           =======  =======  ========  ========  ========  ========

Operating margin           $31,974  $33,097  $ 57,974  $ 59,223  $ 91,301  $ 89,239
                           =======  =======  ========  ========  ========  ========

Net income applicable
  to common stock          $ 6,640  $ 7,419  $ 10,924  $ 12,299  $  7,239  $  9,396
                           =======  =======  ========  ========  ========  ========



Operating Revenues and Operating Margin
---------------------------------------

During the quarter ended March 31, 1997, weather was 5.2 percent warmer than normal as opposed to 5.1 percent colder than normal in the corresponding period of the prior year. This resulted in decreased operating margin of $1.8 million from the quarter ended March 31, 1996 to the quarter ended March 31, 1997. This decrease was offset by an increase in margin of $0.2 million as a result of an increase in revenues for post-retirement expenses approved in September 1996. The Registrant's operating revenues for the quarter ended March 31, 1997 decreased $1.1 million as a result of the warmer than normal weather. The decrease in revenue as a result of the weather was offset by an increase in revenue as a result of an increase in revenue for post-retirement expenses approved in September 1996. In addition, revenue also increased as a result of higher gas costs during the most recent quarter. The increased gas costs did not have a material effect on margin as the Registrant recovers actual gas costs from its customers through the Gas Charge Clause (GCC).

For the six months ended March 31, 1997, weather was 3.1 percent warmer than normal as opposed to 5.1 percent colder than normal for the six months ended March 31, 1996. This resulted in decreased margin of approximately $2.4 million. This decrease was offset by rate increases effective December 17, 1995. These rate increases accounted for increased margin of approximately $0.8 million. In addition, margin increased approximately $0.3 million as a result of additional revenues for post-retirement expenses discussed above. Revenues for the most recent fiscal year to date have increased $4.5 million over the corresponding period of the prior year as a result of higher gas costs in the first six months of fiscal year 1997. The Company recovers actual gas costs through the GCC. In addition, the Registrant had higher revenues due to the approved rate increase effective December 17, 1995. These increases were offset due to decreases as the result of the warmer than normal weather.

Weather for the twelve month period ended March 31, 1997 was 7.3 percent warmer than the corresponding period from the prior year, which resulted in decreased margin of $2.3 million. This decrease was offset by an increase of approximately $1.9 million due to increased rates that became effective December 17, 1995 and $0.3 million as the result of additional revenues for post-retirement expenses. In addition, the Company had an increase in margin of $1.5 million as a result of the RIPUC's approval in February 1996 of the Integrated Resource Plan's (IRP) performance-based ratemaking mechanism.

Operation and Maintenance Expense
---------------------------------

Operation and maintenance expenses for the quarter ended March 31, 1997 decreased approximately $600,000 or 4.4 percent from the same quarter last year. This decrease was due to a decrease in uncollectible expenses of $700,000 as the result of improved



                                   PAGE I-9
collection efforts by the Registrant. This decrease was offset by an increase in labor of $300,000 as the result of performance, cost of living and negotiated union contract increases.

Operation and maintenance expenses for the six months ended March 31, 1997 decreased approximately $1.1 million or 4.4 percent from the corresponding period of the prior year for the reasons described above in addition to decreased legal expenses in the first quarter of the fiscal year.

Operation and maintenance expenses for the twelve months ended March 31, 1997 increased approximately $1.5 million or 3.4 percent over the corresponding period for the prior year. This is mainly due to $600,000 of expenses in the third and fourth quarter of fiscal 1996 for outside services associated with the development of new energy service offerings and $800,000 related to a one-time funding to a low income assistance program in connection with the IRP agreement. In addition, this increase was also due to an increase in labor offset by decreases in the Registrant's legal expenses.

Depreciation and Amortization
-----------------------------

Depreciation and amortization increased approximately $400,000 or 13.0 percent for the three months ended March 31, 1997, approximately $600,000 or 10.7 percent for the six months ended March 31, 1997 and $1.5 million or 14.2 percent for the twelve months ended March 31, 1997. These increases are due to increased capital spending, including technology related assets with shorter depreciable lives, as well as an increase in depreciation rates that became effective with the rate increase on December 17, 1995.

Taxes
-----

Taxes for the current quarter decreased approximately $100,000 or 1.3 percent. This decrease was primarily the result of a $400,000 decrease in Federal taxes due to the decreased operating margin in the current quarter. This decrease was offset by an increase of $200,000 in local property and other taxes, which is due to increases in capital spending as well as property tax rates. Taxes for the six months ended March 31, 1997 increased $100,000 or 0.8 percent primarily for the reasons noted above. In addition, state gross earnings tax increased approximately $200,000 as the result of increased revenues for the period.

Taxes for the twelve months ended March 31, 1997 increased approximately $500,000 or 2.8 percent. State gross earnings tax increased approximately $400,000 due to increased revenues for the period. Local property and other taxes increased approximately $500,000 as the result of increased capital spending as well as property tax rates. These increases were partially offset by a decrease in Federal income taxes of approximately $400,000 due to a decrease in taxable income for the period.





Other, net
----------

Other, net for the quarter ended March 31, 1997 remained consistent with the corresponding period of the prior year. Other, net decreased approximately $500,000 during the six months ended March 31, 1997. This decrease is due to regulatory adjustments made in the first quarter of fiscal 1996 including a one-time gain for the regulatory change in accounting for property taxes offset by an increase in the Registrant's allowance for funds used during construction as a result of increased capital spending.

Other, net decreased approximately $800,000 for the twelve month period ended March 31, 1997, as a result of the regulatory adjustments.

Interest Expense
----------------

Interest expense for the quarter ended March 31, 1997 remained consistent with the corresponding quarter of the prior year. Interest expense for the six months ended March 31, 1997 decreased $13,000 or 0.3% from the same period last year. This decrease was the result of a decrease in short-term borrowing rates in the first quarter offset by an increase in long-term interest due to the issuance of Series R First Mortgage Bonds in December of 1995. Interest expense for the twelve months ended March 31, 1997 decreased $84,000 or 1.1% from the same period last year. This decrease in other interest was the result of an undercollection of gas costs under the Gas Charge Clause during the current twelve month period. In the prior period, the Registrant had overcollected gas costs and therefore incurred interest expense on this overcollection while the Registrant received interest on the undercollected amounts in the current period. In addition, the decrease in interest was also due to an increase in capitalized interest due to increased capital spending. These decreases were offset by an increase in interest on long-term debt as the result of Series R First Mortgage Bonds issued in December of 1995.

Future Outlook
--------------

In May 1996, the RIPUC approved a Rate Design Settlement Agreement among the Registrant, the Division of Public Utilities and Carriers (Division), The Energy Council of Rhode Island (TEC-RI) and a consortium of oil heat organizations.
The Agreement begins a process of unbundling natural gas service in Rhode Island enabling customers to choose their gas suppliers. The Agreement went into effect June 2, 1996. This initial program is available to approximately 120 of the largest commercial and industrial customers.

In April 1997, the Registrant filed a plan for the second phase of unbundling with the RIPUC. Under this filing, the Registrant evaluated the services offered in the first


                                   PAGE I-11
phase of the unbundling as well as proposed to further expand the availability of unbundled services to an additional 3,400 medium and large commercial and industrial customers. The Registrant hopes to implement such services in November 1997.

As the industry is changing, the Registrant is evaluating regulatory filing alternatives.

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

The Registrant is exposed to credit risk in the event of nonperformance by counter parties to these options, as well as nonperformance by the counter parties of the transactions against which they are hedged. The Registrant believes that the credit risk associated with options is no greater than that associated with the primary contracts which they hedge and that elimination of the risk of increases in natural gas prices relating to the hedged gas purchases lowers the Registrant's overall business risk.

LIQUIDITY AND CAPITAL RESOURCES

The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. For example, during the six months ended March 31, 1997, the Registrant's accounts receivable and unbilled revenue have increased $38.5 million. These fluctuations are the result of higher monthly sales during the latest quarter and a moratorium on residential shut-offs during the heating season, as well as an underrecovery of gas costs. Because of these increases, which negatively impact cash flow, the Registrant must borrow to maintain an appropriate level of liquidity. Management believes its available financings are sufficient to meet these seasonal needs.

The Registrant experienced a decrease in its net cash provided by operations during the latest quarter as compared to last year, primarily as the result


                                   PAGE I-12
of the warmer than normal weather during the period as well as an underrecovery of gas costs in the first six months of fiscal 1997.

In February 1997, the Registrant redeemed 16,000 shares of its preferred stock at the par value of $1,600,000 as a result of the annual sinking fund requirement.

Capital expenditures for the six months ended March 31, 1997 of $8.8 million increased when compared to $8.6 million last year. In addition, the Registrant financed $0.7 million of equipment through capital leases and other long-term debt. The increase in capital expenditures was due to increased spending for technology to redesign and integrate the Registrant's customer-related information systems. Capital expenditures for the remainder of the fiscal year are expected to be approximately $12.4 million of which $1.4 million is expected to be financed through long-term notes. Anticipated capital expenditures for the next three years are expected to total between $50 million to $60 million.

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



                                   PAGE I-13

   PROVIDENCE GAS COMPANY
   ----------------------


PART II.  OTHER INFORMATION
-------   -----------------

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

  The annual meeting of shareholders for the Registrant's parent company, Providence Energy Corporation, was held on January 16, 1997 and the following nominees to the Registrant's Board of Directors were elected as Directors for terms expiring at the time of the 1998 annual meeting by the following vote:


Mr. James H. Dodge         4,272,233  FOR   99,809  WITHHELD
Mr. Kenneth W. Washburn    4,266,288  FOR  105,754  WITHHELD

Additionally, Providence Energy Corporation's 1997 Non-Employee Director Restricted Stock Plan was approved by a vote of 3,849,406 for, to 358,852 against with 162,982 withheld.

Item 6 (a).  Exhibits
---------------------

  27.  Financial Data Schedule

Item 6 (b).  Reports on Form 8-K
--------------------------------

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



                           The Providence Gas Company
                           (Registrant)



                           BY: /s/Gary S. Gillheeney
                              ---------------------------

                              GARY S. GILLHEENEY
                              Senior Vice President,
                              Treasurer and CFO



Date:  May 14, 1997
     --------------



                                   PAGE II-2