Form 10-Q
period 1997-06-30
PROVIDENCE GAS CO
filed 1997-08-14
CIK 80812

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1997
                              -----------------------------
                                            OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to___________________________

Commission file number                       0-1160
                      ------------------------------------------------------

                          THE PROVIDENCE GAS COMPANY
           -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Rhode Island                                    05-0203650
---------------------------------------------          --------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
           or organization)                             Identification No.)

             100 Weybosset Street, Providence, Rhode Island 02903
   ---------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (401) 272-5040
   ---------------------------------------------------------------------
              Registrant's telephone number, including area code
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No ___.
    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1.00 par value; 1,243,598 shares outstanding at July 31, 1997.
-----------------------------------------------------------------------------

                          THE PROVIDENCE GAS COMPANY
                                   FORM 10-Q

                                 JUNE 30, 1997



PART I:     FINANCIAL INFORMATION                                     PAGE


Item 1:     Financial Statements

            Consolidated Statements of Income for the
            three, nine and twelve months ended
            June 30, 1997 and 1996                                     I-1

            Consolidated Balance Sheets as of June 30, 1997,
            June 30, 1996 and September 30, 1996                       I-2

            Consolidated Statements of Cash Flows
            for the nine months ended June 30, 1997
            and 1996                                                   I-3

            Consolidated Statements of Capitalization
            as of June 30, 1997, June 30, 1996
            and September 30, 1996                                     I-4

            Notes to Consolidated Financial Statements                 I-5

Item 2:     Management's Discussion and Analysis of
            Financial Condition and Results of Operations              I-8


PART II:    OTHER INFORMATION


Item 6:     Reports on Form 8-K                                       II-1

            Signature                                                 II-2

PART I.  FINANCIAL INFORMATION
------   ---------------------
ITEM 1.  FINANCIAL STATEMENTS
------   ---------------------

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------
                        FOR THE PERIODS ENDED JUNE 30
                        -----------------------------
                                  (Unaudited)
                                  -----------

                                                    THREE MONTHS              NINE MONTHS               TWELVE MONTHS
                                                 -------------------      --------------------       --------------------
                                                   1997       1996          1997        1996           1997        1996
                                                -------     -------       --------    --------       --------    --------
                                                                (Thousands, except per share amounts)
Operating revenues                              $40,679     $42,522       $178,942    $179,053       $210,490    $209,016
Cost of gas sold                                 20,910      23,602        101,199     100,910        118,340     117,433
                                                -------     -------       --------    --------       --------    --------
    Operating margin                             19,769      18,920         77,743      78,143         92,150      91,583
                                                -------     -------       --------    --------       --------    --------
Operating expenses:
  Operating and maintenance                      11,264      12,500         34,740      37,051         45,805      47,138
  Depreciation and amortization                   3,141       3,056          9,306       8,623         12,240      11,218
  Taxes -
    State gross earnings                          1,097       1,247          5,168       5,153          6,076       6,009
    Local property and other                      1,921       1,652          5,636       5,000          7,406       6,602
    Federal income                                  198        (433)         5,961       5,753          4,626       4,366
                                                -------     -------       --------    --------       --------    --------
Total operating expenses                         17,621      18,022         60,811      61,580         76,153      75,333
                                                -------     -------       --------    --------       --------    --------
Operating income                                  2,148         898         16,932      16,563         15,997      16,250
Other, net                                          165         161            416         919            473       1,096
                                                -------     -------       --------    --------       --------    --------
Income before interest expense                    2,313       1,059         17,348      17,482         16,470      17,346
                                                -------     -------       --------    --------       --------    --------
Interest expense:
  Long-term debt                                  1,505       1,525          4,537       4,362          6,064       5,629
  Other                                             397         311          1,223       1,283          1,438       1,816
  Interest capitalized                              (57)        (30)          (152)        (63)          (182)        (90)
                                                -------     -------       --------    --------       --------    --------
                                                  1,845       1,806          5,608       5,582          7,320       7,355
                                                -------     -------       --------    --------       --------    --------
Net income (loss)                                   468        (747)        11,740      11,900          9,150       9,991
Dividends on preferred stock                       (139)       (174)          (487)       (522)          (661)       (696)
                                                -------     -------       --------    --------       --------    --------
Net income(loss)applicable to common stock      $   329     $  (921)      $ 11,253    $ 11,378       $  8,489    $  9,295
                                                =======     =======       ========    ========       ========    ========
Earnings per common share                       $  0.26     $  (.74)      $   9.05    $   9.15       $   6.83    $   7.47
                                                =======     =======       ========    ========       ========    ========
Dividends paid per common share                 $  0.96     $   .92       $   2.88    $   2.76       $   3.84    $   3.68
                                                =======     =======       ========    ========       ========    ========
Weighted average common
  shares outstanding                            1,243.6     1,243.6        1,243.6     1,243.6        1,243.6     1,243.6
                                                =======     =======       ========    ========       ========    ========

                                   PAGE I-1

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                          CONSOLIDATED BALANCE SHEETS
                         ----------------------------
                                  (Thousands)

                                                     (Unaudited)
                                                 June 30,    June 30,   September 30,
                                                   1997        1996        1996
                                                 --------    --------     --------
ASSETS
------
Gas plant, at original cost                      $283,309    $264,429     $270,149
 Less - Accumulated depreciation and
  utility plant acquisition adjustments           106,629      96,659       98,563
                                                 --------    --------     --------
                                                  176,680     167,770      171,586
                                                 --------    --------     --------
Current assets:
 Cash and temporary cash investments                1,059       1,024          923
 Accounts receivable, less
  allowance of $2,912 at 6/30/97, $5,249 at
  6/30/96 and $2,983 at 9/30/96                    28,364      24,639       14,001
 Unbilled revenues                                    687       1,635        2,333
 Deferred gas costs                                 1,389       2,371       13,128
 Inventories, at average cost -
  Liquefied natural gas, propane and under-
   ground storage                                  11,526       7,317       15,794
  Materials and supplies                            1,103       1,242        1,151
 Prepaid and refundable taxes                       4,755       3,957        3,215
 Prepayments                                          772         970        1,465
                                                 --------    --------     --------
                                                   49,655      43,155       52,010
                                                 --------    --------     --------
Deferred charges and other assets                  12,262      12,892       13,919
                                                 --------    --------     --------

  Total assets                                   $238,597    $223,817     $237,515
                                                 ========    ========     ========
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization (see accompanying statement)      $161,724    $159,338     $155,299
                                                 --------    --------     --------
Current liabilities:
 Notes payable                                      9,605       4,900       20,800
 Current portion of long-term debt                  2,649       1,994        2,023
 Accounts payable                                  17,257      14,103       16,480
 Accrued taxes                                      6,168       4,266        1,867
 Accrued vacation                                   1,907       1,932        1,673
 Customer deposits                                  3,419       3,999        3,956
 Other                                              4,732       4,438        5,036
                                                 --------    --------     --------
                                                   45,737      35,632       51,835
                                                 --------    --------     --------
Deferred credits and reserves:
 Accumulated deferred Federal income taxes         20,085      18,910       19,903
 Unamortized investment tax credits                 2,393       2,550        2,510
 Other                                              8,658       7,387        7,968
                                                 --------    --------     --------
                                                   31,136      28,847       30,381
                                                 --------    --------     --------
  Total capitalization and liabilities           $238,597    $223,817     $237,515
                                                 ========    ========     ========

                                   PAGE I-2

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                       FOR THE NINE MONTHS ENDED JUNE 30
                       ---------------------------------
                                  (Unaudited)
                                  -----------

                                                        1997       1996
                                                      --------   --------
                                                          (Thousands)
Cash provided by (used for)
Operations:
-----------
  Net income                                          $ 11,740   $ 11,900
  Items not requiring cash-
    Depreciation and amortization                        9,402      8,723
    Changes as a result of regulatory action                --     (1,453)
    Deferred Federal income taxes                          183      1,021
    Amortization of investment tax credits                (117)      (118)
    Change in assets and liabilities
      which provided (used) cash:
       Accounts receivable                             (14,363)   (10,849)
       Unbilled revenues                                 1,646      1,002
       Deferred gas costs                               11,739     (1,175)
       Inventories                                       4,316      2,844
       Prepaid and refundable taxes                     (1,541)     1,312
       Prepayments                                         693        358
       Accounts payable                                    777        207
       Accrued taxes                                     4,301      2,461
       Accrued vacation, customer deposits
        & other                                           (556)     1,242
       Deferred charges & other                          1,946      1,652
                                                      --------   --------
       Net cash provided by operations                  30,166     19,127
                                                      --------   --------

Investment Activities:
---------------------
 Expenditures for property, plant and
    equipment, net                                     (12,585)   (13,621)
                                                      --------   --------

Financing Activities:
--------------------
 Issuance of mortgage bonds                                 --     15,000
 Issuance of other long-term debt                        1,345         --
 Payments on long-term debt                             (1,924)    (1,881)
 Decrease in notes payable, net                        (11,195)   (14,437)
 Redemption of preferred stock                          (1,600)        --
 Cash dividends on preferred shares                       (487)      (522)
 Cash dividends on common shares                        (3,584)    (3,433)
                                                      --------   --------
    Total                                              (17,445)   ( 5,273)
                                                      --------   --------
Increase in cash & temporary cash
 investments                                               136        233
Cash and cash equivalents at beginning
 of period                                                 923        791
                                                      --------   --------
Cash and cash equivalents at end of period            $  1,059   $  1,024
                                                      ========   ========
Supplemental disclosures of cash flow information:
 Cash paid year-to-date-
   Interest (net of amount capitalized)               $  5,471   $  4,906
   Income taxes (net of refunds)                      $  2,215   $  1,858

Schedule of noncash investing and
 financing activities:
   Equipment financed through capital leases          $    232   $     --
   Equipment financed through other
     long-term debt                                   $  1,330   $     --

                                   PAGE I-3

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (THOUSANDS)
                                  -----------

                                             (Unaudited)
                                         June 30,   June 30, September 30,
                                           1997       1996       1996
                                        ----------------------------------
Common stock equity:
 Common stock, $1 par
  Authorized - 2,500 shares
  Outstanding - 1,244 at 6/30/97,
    6/30/96, and 9/30/96                 $  1,244   $  1,244   $  1,244
 Amount paid in excess of par              37,657     37,636     37,657
 Retained earnings                         43,611     39,901     35,943
                                         --------   --------   --------
Total common stock equity                  82,512     78,781     74,844
                                         --------   --------   --------

Cumulative preferred stock:

 Redeemable 8.70% Series, $100 par
 Authorized - 80 shares
 Outstanding - 64 shares at 6/30/97,
   and 80 shares at
   6/30/96 and 9/30/96                      6,400      8,000      8,000
                                         --------   --------   --------
Long-term debt:

 First mortgage bonds                      71,200     72,800     72,800
 Other long-term debt                       2,675         --         --
 Capital leases                             1,586      1,751      1,678
                                         --------   --------   --------

Total long-term debt                       75,461     74,551     74,478

Less current portion                        2,649      1,994      2,023
                                         --------   --------   --------

Long-term debt, net                        72,812     72,557     72,455
                                         --------   --------   --------

Total capitalization                     $161,724   $159,338   $155,299
                                         ========   ========   ========




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

At June 30, 1997, the Registrant is aware of four sites at which future costs may be incurred.

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

During 1995, the Registrant voluntarily began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of June 30, 1997, approximately $1.7 million had been spent on studies at this site. In accordance with state laws, such


                                   PAGE I-5
a voluntary study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at the site. The Registrant has completed the initial phase of the study which indicates that some clean-up will be required. The Registrant has several remediation options for the site and is currently negotiating with DEM and contractors to arrive at the best alternative. At June 30, 1997, the Registrant has compiled a preliminary range of costs based on remediation alternatives, ranging from $1.7 million to approximately $3.0 million. However, because of the uncertainties associated with environmental assessment and remediation activities, the future costs of remediation could be higher than the alternatives noted above. Based on the proposals for remediation work, the Registrant has accrued $1.7 million at June 30, 1997 for anticipated future remediation costs at this site. Also, the Registrant has negotiated an agreement, subject to Federal regulatory approval, with a third party which provides for reimbursement of up to $2.5 million of certain remediation costs to be incurred at this site. The Agreement received Federal regulatory approval in May 1997, however, the approval allows for rehearing prior to acceptance by the filing party. The agreement has not been accepted or enacted by the third party.

Tests conducted following the recent discovery of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center confirm the existence of contaminants at this site. The Registrant is currently conducting tests at this site, the costs of which are being shared equally with a prior owner, to determine the nature and extent of the contamination. Due to the early stages of investigation, management cannot offer any conclusions as to whether any remediation will be required at this site. In addition in the first quarter of 1997, contamination from scrapped meters and regulators was discovered at this site. The Registrant has reported this to the DEM and the Rhode Island Department of Health and is in the process of remediation. It is anticipated that remediation will cost between $30,000 and $100,000. Based on the expected remediation costs, the Registrant has accrued $30,000 at June 30, 1997 for anticipated future remediation costs at this site.

In prior rate cases filed, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Accordingly, environmental investigation costs of approximately $2.0 million and an estimated $1.7 million for environmental remediation costs have been charged to the accumulated depreciation reserve at June 30, 1997. Management believes that this rate recovery mechanism is appropriate for recovery of future costs. Additionally, it is the Registrant's practice to consult with the Rhode Island Public Utilities Commission (RIPUC) on a periodic basis, when in management's opinion, significant amounts might be expended for environmental related costs. Should future developments warrant additional rate recovery mechanisms, management will seek such recovery.

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

At the same time, a number of contracts with gas suppliers have been negotiated to complement the transportation and storage contracts. The portfolio of supply contracts is designed to be market responsive and is diversified with respect to contract lengths, source location and other contract terms. On a periodic basis, the Registrant reviews


                                   PAGE I-6
all of its contracts to ensure a diverse, secure, flexible and economical supply portfolio is maintained.

To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipeline's customers, including the Registrant. Based upon current information, the Registrant anticipates its transition costs to net to approximately $21.5 million, net of refunds received based on FERC settlements, of which $15.5 million has been included in the GCC and is currently being collected from customers. The remaining minimum obligation of $6.0 million has been recorded in the accompanying consolidated balance sheet along with a regulatory asset anticipating future recovery through the GCC.

The Registrant's ultimate liability may differ from the above estimate based on FERC settlements with the Registrant's pipeline transportation suppliers. FERC has approved settlements with four of its pipelines, which account for the bulk of the Registrant's transition costs. Based on the information available, the Registrant believes that its current estimate of transition costs is reasonable.

New Accounting Pronouncements
-----------------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The statement replaces the presentation of primary earnings per share with the presentation of basic earning per share. This statement would have no effect on the Registrant's earnings per share for the periods presented.

In July 1997, FASB issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The statement requires additional disclosure only and will not affect the financial position or results of operations of the Registrant.





                                   PAGE I-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------

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

RESULTS OF OPERATIONS

The Registrant's operating revenues, operating margin and net income for the three months, nine months and twelve months ended June 30, 1997 and comparable periods ended June 30, 1996 are as follows:

(thousands where applicable)

                             Three Months           Nine Months           Twelve Months
                             Ended June 30         Ended June 30          Ended June 30
                            1997      1996        1997      1996         1997      1996
                           -------  -------     -------   --------     --------  --------
Operating revenues         $40,679  $42,522     $178,942  $179,053     $210,490  $209,016
                           =======  =======     =======   ========     ========  ========

Operating margin           $19,769  $18,920     $ 77,743  $ 78,143     $ 92,150  $ 91,583
                           =======  =======     ========  ========     ========  ========

Net income applicable
to common stock            $   329  $  (921)    $ 11,253  $ 11,378     $  8,489  $  9,295
                           =======  =======     ========  ========     ========  ========



                                   PAGE I-8

  Operating Revenues and Operating Margin
  ---------------------------------------

  During the quarter ended June 30, 1997, weather was 24.9 percent colder than normal as opposed to 7.9 percent colder than normal in the corresponding period of the prior year. This resulted in increased operating margin of $0.7 million from the quarter ended June 30, 1996 to the quarter ended June 30, 1997. Revenues for the quarter decreased approximately $1.8 million from the corresponding quarter of the prior year due to lower gas costs. Gas costs had no effect on margin as the Registrant recovers actual gas costs through the GCC.

  For the nine months ended June 30, 1997, weather was normal as opposed to 5.5 percent colder than normal for the nine months ended June 30, 1996. This resulted in decreased margin of approximately $1.7 million. This decrease was offset by rate increases effective December 17, 1995. These rate increases accounted for increased margin of approximately $0.8 million. In addition, margin increased approximately $0.4 million as a result of phasing in to rates the Registrant's post-retirement expenses approved by the Rhode Island Public Utilities Commission (RIPUC) in September 1996. Revenues for the most recent fiscal year to date have decreased $0.1 million as the result of the warmer weather offset by increased revenues as a result of higher gas costs in the first six months of fiscal year 1997. The Company recovers actual gas costs through the GCC and, therefore, the increased gas costs had no effect on operating margin. In addition, the Registrant had higher revenues due to the approved rate increase effective December 17, 1995. These increases were offset due to decreases as the result of the warmer weather.

  Weather for the twelve month period ended June 30, 1997 was 3.6 percent warmer than the corresponding period from the prior year, which resulted in decreased margin of $1.8 million. This decrease was offset by an increase of approximately $1.3 million due to increased rates that became effective December 17, 1995 and $0.4 million as the result of additional revenues for post-retirement expenses.

  Operation and Maintenance Expense
  ---------------------------------

  Operation and maintenance expenses for the quarter ended June 30, 1997 decreased approximately $1.2 million or 9.9 percent from the same quarter last year. This decrease was due to a decrease in uncollectible expenses of approximately $900,000 primarily as the result of a one-time funding of a low income assistance program of $800,000 made in the prior year in connection with the Integrated Resource Plan (IRP) as well as improved collection efforts by the Registrant. Also, outside services decreased by approximately $500,000 due to expenditures made in the prior year relating to new energy service offerings and the filing of the IRP with the RIPUC. These decreases were offset by an increase in labor of approximately $0.2 million as the result of performance, cost of living and negotiated union contract increases.

  Operation and maintenance expenses for the nine months ended June 30, 1997, decreased approximately $2.3 million or 6.2 percent from the corresponding period of the prior year. This decrease was primarily due to a $1.9 million decrease in uncollectible expenses as the result of the one-time funding of the low income assistance program noted above and improved collection efforts by the Registrant. Outside services decreased approximately $0.5 million as the result of the prior year expenditures relating to new energy service offerings and the filing of the IRP. These decreases were offset by

                                   PAGE I-9
  an increase in labor of $0.6 million as the result of performance, cost of living and negotiated union contract increases. In addition, the Registrant's post-retirement expenses increased by approximatley $0.2 million as the result of the phasing of these expenses into rates. The remaining decrease was due to decreases of the Registrant's pension expense as a result of the performance of the pension plan's assets in the current fiscal year as well as decreased maintenance expenses due to one-time projects in the prior year.

  Operation and maintenance expenses for the twelve months ended June 30, 1997 decreased approximately $1.3 million or 2.8 percent. This decrease was primarily the result of decreases in uncollectible expenses and outside services offset by labor increases as described above.

  Depreciation and Amortization
  -----------------------------

  Depreciation and amortization increased approximately $0.1 million or 2.8 percent for the three months ended June 30, 1997, approximately $0.7 million or 7.9 percent for the nine months ended June 30, 1997 and $1.0 million or 9.1 percent for the twelve months ended June 30, 1997. These increases are due to increased capital spending, including technology related assets with shorter depreciable lives, as well as an increase in depreciation rates that became effective with the rate increase on December 17, 1995.

  Taxes
  -----

  Taxes for the current quarter increased approximately $0.8 million or 30.4 percent. This increase was primarily the result of a $0.6 million increase in Federal taxes due to the increased operating income in the current quarter.
  In addition, there was an increase of $0.3 million in local property and other taxes, which is due to increases in capital spending as well as increases in property tax rates. Taxes for the nine and twelve months ended June 30, 1997 increased $0.9 million or 5.4 percent and $1.1 million or 6.7 percent, respectively, primarily as the result of increased property taxes.

  Other, net
  ----------

  Other, net for the quarter ended June 30, 1997 remained consistent with the corresponding period of the prior year. Other, net decreased approximately $0.5 million during the nine months ended June 30, 1997. This decrease is primarily due to regulatory adjustments made in the first quarter of fiscal 1996 including a one-time gain for the regulatory change in accounting for property taxes.

  Other, net decreased approximately $0.6 million for the twelve month period ended June 30, 1997, as a result of the one-time regulatory adjustments as discussed above.

  Interest Expense
  ----------------

  Interest expense for the quarter, nine and twelve months ended June 30, 1997 remained consistent with the corresponding periods of the prior year. Interest expense for the twelve months ended June 30, 1997 decreased $35,000 or 0.5 percent from the same period last year. The decrease in other interest for the twelve months ended June 30, 1997 was the result of an undercollection of gas costs under the Gas Charge

                                   PAGE I-10

  Clause during the current twelve month period. In the prior period, the Registrant had overcollected gas costs and therefore incurred interest expense on this overcollection while the Registrant received interest on the undercollected amounts in the current period. This decrease was offset by an increase in interest on long-term debt as the result of Series R First Mortgage Bonds issued in December of 1995.

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

  In April 1997, the Registrant filed a plan for the second phase of unbundling with the RIPUC. Under this filing, the Registrant evaluated the services offered in the first phase of the unbundling as well as proposed to further expand the availability of unbundled services to an additional 3,400 medium and large commercial and industrial customers. The Registrant hopes to implement such services in December 1997.

  In August 1997, the Company filed a Settlement Agreement in Docket No. 2581, the Price Stabilization Proceeding. The Agreement, which is an alternative to a general rate increase filing, provides for implementation of a three-year price stabilization plan beginning in October 1997 that includes: (1) an immediate decrease in the Gas Charge to residential, commercial, and industrial sales service customers; (2) a three-year freeze in the Gas Charge and base rates at those reduced levels; and (3) revenues to fund the Company's commitment to incremental capital investments and further unbundling of services. The Agreement is currently under review by the RIPUC.

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

  The Registrant is exposed to credit risk in the event of nonperformance by counter parties to these options, as well as nonperformance by the counter parties of the transactions against which they are hedged. The Registrant believes that the credit risk associated with options is no

                                   PAGE I-11
  greater than that associated with the primary contracts which they hedge and that elimination of the risk of increases in natural gas prices relating to the hedged gas purchases lowers the Registrant's overall business risk.

  LIQUIDITY AND CAPITAL RESOURCES

  The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. For example, during the nine months ended June 30, 1997, the Registrant's accounts receivable and unbilled revenue have increased $12.7 million. These fluctuations are the result of higher monthly sales, primarily during the first and second quarters and a moratorium on residential shut-offs during the heating season. Because of these increases, which negatively impact cash flow, the Registrant must borrow to maintain an appropriate level of liquidity. Management believes its available financings are sufficient to meet these seasonal needs.

  The Registrant experienced an increase in its net cash provided by operations during the latest quarter as compared to last year, primarily as the result of a decrease in deferred gas costs. This decrease was due to the collection of prior period gas cost underrecoveries in the current period.

  In February 1997, the Registrant redeemed 16,000 shares of its preferred stock at the par value of $1,600,000 as a result of the annual sinking fund requirement.

  Capital expenditures for the nine months ended June 30, 1997 of $14.1 million which includes $1.5 million of capital financed directly through capital leases and long-term debt, increased when compared to $13.6 million last year. The increase in capital expenditures was due to increased spending for technology to redesign and integrate the Registrant's customer-related information systems. Capital expenditures for the remainder of the fiscal year are expected to be approximately $7.9 million of which $0.5 million is expected to be financed through long-term notes. Anticipated capital expenditures for the next three years are expected to total between $50 million to $60 million. If the price stabilization plan discussed above is approved, this expenditure range will increase significantly.

  In February 1996, the Registrant received approval of a three-year Settlement Agreement between itself and the Division regarding the Integrated Resource Plan (IRP), which was filed with the RIPUC in July 1994. The purpose of the IRP is to optimize the utilization of production transmission and distribution resources so that customers receive high quality services at the lowest possible cost.

  The Settlement Agreement provides for: (1) funding associated with Demand Side Management programs, which are designed to provide equipment rebates for specific load building programs; (2)


                                   PAGE I-12
  funding associated with a low income weatherization program, which is designed to assist low income customers through the installation of conservation measures; and (3) a performance-based ratemaking incentive. The Settlement Agreement also contains a general agreement that the Registrant's strategy and steps included in its supply plan are reasonable.


  The funding of these programs is generated through annual gas cost savings beginning in July of each year. The Registrant has performed an analysis of gas cost savings since July 1996 and believes that sufficient savings have been achieved as of June 30, 1997 to provide funding for these programs without incurring a charge to income. Accordingly, in the current quarter, the Registrant recorded its annual share of the performance-based ratemaking incentive under this agreement, which resulted in a $1.5 million increase to operating margin. Although the Settlement Agreement contains a methodology used to calculate the actual gas cost savings, the ultimate analysis of savings is subject to RIPUC review and approval which will occur in fourth quarter of the fiscal year.

  If the price stabilization plan discussed above is approved, the Registrant would continue to fund the programs described above and would no longer have the same performance based ratemaking incentive.



                                   PAGE I-13

     THE PROVIDENCE GAS COMPANY
     --------------------------


  PART II.  OTHER INFORMATION
  -------   -----------------


  Reports on Form 8-K
  -------------------

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


  Date:  August 14, 1997
       -----------------



                                   PAGE II-2