Form 10-K
period 1997-09-30
PROVIDENCE GAS CO
filed 1997-12-30
CIK 80812

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 1997
                          ------------------

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _________________

Commission file number 0-1160
                       ------

                          THE PROVIDENCE GAS COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Rhode Island                                 05-0203650
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I. R. S.  Employer
 incorporation or organization)                   Identification No.)

100 Weybosset Street, Providence, Rhode Island           02903
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code         401-272-5040
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                Name of each exchange on which registered
-------------------                ------------------------------------------

       NONE                                           NONE
--------------------------------------------------------------------------------
          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
--------------------------------------------------------------------------------
                               (Title of class)


  Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO ___
                                              ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  State the aggregate market value of the voting stock held by non-affiliates of the Registrant, as of December 3, 1997: $0

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Common Stock, $1.00 Par Value: 1,243,598 shares outstanding at
--------------------------------------------------------------
December 3, 1997.
----------------

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------
NONE

                          TABLE OF CONTENTS


PART I                                                                  PAGE
Item 1 -  Business
            General                                                     I-1
            Gas Supply                                                  I-2
            Rates and Regulations                                       I-3
            Competition and Marketing                                   I-5
            Employees                                                   I-6
            Special Factors Affecting the Gas Industry                  I-6
            FERC Regulations                                            I-7
            Environmental Regulations                                   I-8
            Other Standards                                             I-9

 Item 2 -  Properties                                                  I-10

 Item 3 -  Legal Proceedings                                           I-10

 Item 4 -  Submission of Matters to a Vote of Security Holders         I-10

PART II

 Item 5 -  Market for Registrant's Common Equity and Related
              Stockholder Matters                                      II-1

 Item 6 -  Selected Financial Data                                     II-2

 Item 7 -  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      II-3

 Item 8 -  Financial Statements and Supplementary Data                II-11

            Report of Independent Public Accountants                  II-32

 Item 9 -  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                  II-33

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

 Item 12 - Security Ownership of Certain Beneficial Owners
              and Management                                          III-6

 Item 13 - Certain Relationships and Related Transactions             III-6


PART IV

 Item 14 - Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                              IV-1

Supplemental Schedules                                                 IV-3

Signatures                                                             IV-7


                                    PART I
                                    ------

ITEM 1. BUSINESS
----------------

The Providence Gas Company (the Registrant or ProvGas) and its subsidiary and their representatives may from time to time make written or oral statements, including statements contained in the Registrant's filings with the Securities and Exchange Commission (SEC), which constitute or contain "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations, and releases. All statements other than statements of historical facts included in this Form 10-K regarding the Registrant's financial position and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward looking statement, the Registrant, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following are factors which could cause actual results to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in, or the failure to comply with, government regulations; competition in the energy services sector; regional weather conditions; the availability and cost of natural gas; development and operating costs; the success and costs of advertising and promotional efforts; the availability and terms of capital; the business abilities and judgment of personnel; the ability of the Registrant to modify or redesign its computer systems to work properly in the year 2000; unanticipated environmental liabilities; the costs and effects of unanticipated legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies and asset valuations; and changes in business strategy.

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

  The executive offices of the Registrant are located at 100 Weybosset Street, Providence, Rhode Island 02903, telephone (401) 272-5040.

  The Registrant is engaged in natural gas distribution, serving approximately 165,000 customers in Providence and Newport, Rhode Island, and in 23 other cities and towns in Rhode Island. The service territory encompasses approximately 370 square miles and has a population of approximately 817,000. For the year ended September 30, 1997, residential sales accounted for approximately 67% of total company firm sales, with commercial and industrial sales representing, in the aggregate, approximately 33%. For the years ended September 30, 1996 and 1995, residential sales represented approximately 60% and 48%, respectively, of the total sales, with commercial and industrial sales representing, in the aggregate, approximately 40% and 52%, respectively, of firm sales.

  The Registrant's gas distribution system consists of approximately 2,300 miles of gas mains ranging in size from 2 to 36 inches in diameter, approximately 139,000 services (a service is a pipe connecting a gas main with piping on a customer's premises), approximately 161,000 gas meters, and the necessary pressure regulators. The Registrant has regulating and metering facilities at eight points of delivery from Algonquin Gas Transmission Company (Algonquin) and one from Tennessee Gas Pipeline Company, which the Registrant believes to be adequate for receiving gas into its distribution system.

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

Gas Supply
----------

  The Registrant has entered into a full requirements contract with Duke Energy Trading and Marketing, LLC (DETM) to provide all of its gas supply needs beginning October 1, 1997 and continuing through September 30, 2000. DETM is a joint venture of Duke Energy (60%) and Mobil (40%). DETM will provide all gas supplies required by the Registrant, while the Registrant is committed to purchase all supplies exclusively from DETM. Supplies required by the Registrant's firm sales customers will be purchased at a single, fixed commodity price for the entire contract period. In order to provide this service, DETM, for the contract period, will take responsibility for the Registrant's pipeline capacity resources not previously released, all storage contracts and all LNG capacity. Under the contract, DETM will purchase all working gas in storage including both LNG and contract storage as of October 1, 1997. All supply resources assigned to DETM will revert back to the Registrant on October 1, 2000. The contract was entered into following a competitive bidding process.

  As well as providing supply for firm customers at a fixed price, DETM will provide gas at market prices to cover the Registrant's non-firm sales customer's needs and to make up the supply imbalances of transportation customers. DETM will also provide various other services to the Registrant's transportation service customers including enhanced balancing, standby and the storage and peaking services available under the Registrant's recently approved FT-2 storage service effective December 1, 1997. DETM will receive the supply related revenues from these services in exchange for providing the supply management inherent in these services.

  Included in the DETM contract are a number of other important features. The Registrant has retained the right to continue to make portfolio changes to reduce supply costs. To the extent the Registrant makes such changes the Registrant must keep DETM whole for the value lost over the remainder of the contract period. The contract relieves the Registrant of the need to perform certain upstream supply management functions which will make it possible for the Registrant to take on the additional supply management workload required by the further unbundling of firm sales customers without major staffing additions.

  During 1997, the Registrant purchased 84% of its gas supply in the production area with transportation and storage provided by firm pipeline contracts. Liquefied natural gas (LNG) provided 3% of gas supply requirements. The remaining 13% was purchased in the market area, generally on an interruptible basis. The Registrant maintains contracts sufficient to meet 100% of its firm winter demand using firm supply and firm storage and pipeline transportation.

  When not using capacity for its own sales, the Registrant released the capacity or used it to make off-system sales. In fiscal 1997, the Registrant received $7.2 million in revenue from released capacity, a 26% increase over the $5.7 million of revenue generated in 1996. The revenues reduce the firm customers' gas cost, making the Registrant more competitive.

Rates and Regulation.
---------------------

  The Registrant is subject to the regulatory jurisdiction of the RIPUC with respect to rates and charges, standards of service, accounting and other matters. The standards set by the RIPUC affect all aspects of the Registrant's business, including its ability to market to new customers and to meet competition from other fuel suppliers. (see "Competition and Marketing.") In
                                             --------------------------
August 1997, the RIPUC approved the Price Stabilization Plan Settlement Agreement, (the Plan or Energize R.I.) among the Registrant, the Rhode Island Division of Public Utilities and Carriers (the Division), The Energy Council of Rhode Island, and the George Wiley Center. Effective October 1, 1997 through September 30, 2000, Energize R.I. provides customers with an initial price decrease of approximately four percent and a three-year price freeze. Under Energize R.I., the GCC will be suspended for the entire three-year term of the Plan. Any excess or deficiency between amounts billed and actual incurred gas costs will be retained or borne by the Registrant. Energize R.I. also requires the Registrant to make significant capital investments to improve its distribution system. Capital investments required by Energize R.I. are estimated to total approximately $26 million over its three-year term. In addition, the Registrant is required to fund the Demand Side Management Program Rebate Assistance Program and the Low Income Weatherization Program at annual levels of $.5 million and $.2 million, respectively. Energize R.I. also calls for the Registrant to fund the Low Income Assistance Program at an annual level of $1.0 million. Finally, Energize R.I. also continues the process of unbundling by requiring the Registrant to provide unbundled service offerings up to 10 percent per year of firm system throughput.

  As part of Energize R.I., the Registrant will amortize approximately $4.0 million of environmental costs previously charged to the accumulated depreciation reserve over a ten year period. All environmental costs incurred during the term of Energize R.I. will also be amortized over a ten year period.

  Under Energize R.I. the Registrant may earn up to 10.9 percent annually on its average common equity of up to $81.0 million, $86.2 million and $92.0 million in fiscal 1998, 1999, and 2000, respectively. In addition, the Registrant may not earn less than a 7 percent return on common equity under the Plan. In the event that the Registrant earns in excess of 10.9 percent or less than 7 percent, the Registrant will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner determined by all parties and approved by the RIPUC.

  The IRP will be terminated as a result of Energize R.I.. In addition to the funding for the demand side management program and low income weatherization programs, the IRP provided for a performance-based ratemaking mechanism. The Registrant was able to record its annual share of the performance-based ratemaking mechanism in both 1997 and 1996, which resulted in a $1.5 million increase to operating margin in each of those years.

  Under the IRP, the Registrant was required to return all margins earned from non-firm sales to firm customers through the GCC. As a result of Energize R.I., the Registrant will be able to retain all margins earned from non-firm customers.

  The following table sets forth the results of the Registrant's applications before the RIPUC for rate increases since 1990.


                Annualized                   Annualized       Authorized
  Date of      Rate Increase    Date Rates   Rate Increase      Return on
Application      Requested      Effective     Granted (*)     Common Equity
-----------    -------------    ----------   -------------    -------------
 5/17/90        $15,800,000      03/15/91     $9,176,000          12.8%
 1/15/93          9,100,000(**)  11/14/93        694,000          11.2
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

  In May 1996, the RIPUC approved a Rate Design Settlement Agreement among the Registrant, the Division, The Energy Council of Rhode Island (TEC-RI) and a consortium of oil heat organizations. The Agreement began a process of unbundling natural gas service in Rhode Island, enabling customers to choose their gas suppliers. The Agreement went into effect June 2, 1996. This initial step was available to approximately 120 of the largest commercial and industrial customers. In August 1997, the RIPUC approved a plan, "Business Choice", to further expand the availability of unbundled services to an additional 3,400 large and medium commercial and industrial customers. The Registrant plans to commence Business Choice in December 1997.

  The Agreement also included changes to the Registrant's gas cost recovery mechanism. Specifically, the agreement replaced the previous CGA with GCC effective June 2, 1996. In addition to the commodity and related pipeline transportation costs historically included in the CGA, the GCC provided for the recovery of: (1) inventory financing costs; (2) working capital associated with gas supply purchases; (3) bad debt expenses associated with the gas revenue portion of customer bills; and (4) a substantial portion of LNG operating and maintenance expenses, all of which were previously recovered in base rates. Similar to the former CGA, the GCC provided for reconciliation of total gas costs billed with the actual cost of gas incurred. Any excess or deficiency in amounts billed as compared to costs incurred is deferred and either refunded to, or recovered from, customers over a subsequent period. Under Energize R.I., the GCC will be suspended, and as a result, the Registrant will retain or bear any excess or deficiency between total gas costs billed and actual gas costs incurred.

  On October 8, 1996, the RIPUC approved a one year Pilot Hedging Program Agreement between the Registrant and the Division. The objective of the pilot program was to mitigate the impact of natural gas price escalation through utilization of Financial Risk Management (FRM) tools, to develop a more balanced gas supply cost approach and, finally, to study in more detail some of the benefits and costs associated with the program. The FRM tools were limited to the use of options, including calls, puts, and collars, under the pilot program. The total expenditures for the purchase and exercise of the FRM tools and the net proceeds from the sale of FRM tools were flowed through the Variable Gas Cost component of the GCC and could not exceed $800,000. The total expenditures, net of sales proceeds made under the program in 1997 were approximately $154,000. The program expired on September 30, 1997 and was not extended since its objectives were met through Energize R.I., described above. The Registrant held no open positions at September 30, 1997.

Competition and Marketing.
--------------------------

The Registrant experienced modest customer growth in both the residential and commercial/industrial markets. In all, the average annual number of customers rose one percent to 165,000. This customer growth was achieved in an underperforming local economy that is now showing signs of improvement. The Providence Place Mall began construction in early 1997 and brings an estimated 3,000 construction jobs and more than 2,800 permanent jobs in sales, management and maintenance. The Fixed Income Group of Fidelity Investments will bring to Rhode Island 2,500 new jobs and a $75 million state-of-the-art facility, the direct result of a creative package of land, lease and tax incentives offered by the State of Rhode Island. Also, the newly expanded T.F. Green Airport, and the arrival of Southwest Airlines, have begun to significantly improve the competitiveness of transportation options.

  In 1998, the Registrant's core marketing efforts will continue to focus on adding profitable new load and building loyalty with existing customers. The Registrant will continue joint marketing with the local network of heating contractors to promote heating conversions of customers on existing gas mains. In addition, the Registrant will extend its coupon rebate program for high efficiency heating equipment offered in combination with participating manufacturers and local distributors.

  As a result of the Rate Design Settlement Agreement approved in May 1996, the Registrant was allowed to offer unbundled services to approximately 120 of its largest customers. These customers are now able to purchase natural gas directly from suppliers and use the Registrant to transport the gas. In December 1997, the Registrant will commence Business Choice, a plan which will further expand the availability of unbundled services to an additional 3,400 large and medium commercial and industrial customers. The Registrant believes that this rate structure will foster a more competitive and flexible gas market in Rhode Island and allow it to remain competitive by offering commercial/industrial businesses value-added services at competitive prices.

  In 1996, the Registrant implemented a Demand Side Management Program, which furnishes rebates to customers installing new technologies, such as gas fired air conditioning, cogeneration and gas motors. These technologies use proportionately more natural gas during the summer months, when the distribution system has available capacity. The DSM Program also allows for the utilization of existing resources, such as mains, services and year-round supply contracts. These programs will continue to be funded under Energize R.I.

Employees
---------

  As of September 30, 1997, the Registrant had 530 full-time employees. Approximately 275 production, distribution and customer service employees are covered by a five-year collective bargaining agreement with Local 12431 of the United Steelworkers of America, which became effective in January 1996.

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

  Additionally, in March 1996, a 38 month Labor Agreement was ratified by Local 12431-02 of the United Steelworkers of America, which represents approximately 92 office and clerical employees. The agreement calls for a 8.44% wage increase over 38 months.

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

FERC Order 636 and other related orders (the Orders) have significantly changed the structure and types of services offered by pipeline transportation companies. The most significant components of the restructuring occurred in November 1993. In response to these changes, the Registrant successfully negotiated new pipeline transportation and gas storage contracts.

  At the same time, a number of contracts with gas suppliers have been negotiated to complement the transportation and storage contracts. The portfolio of supply contracts was designed to be market responsive and diversified with respect to contract lengths, source location, and other contract terms.

  To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipelines' customers, including the Registrant. Based upon current information, the Registrant anticipates its transition costs to be approximately $21.7 million, of which $16.2 million has been included in the GCC and is currently being collected from customers. The remaining minimum obligation of $5.5 million has been recorded in the accompanying consolidated balance sheets (filed herewith as Item 8) along with a regulatory asset anticipating future recovery through the GCC. As part of the supply contract described in "Gas Supply", which is effective October 1, 1997,
                              ----------
DETM will assume liability for these transition costs during the contract's three-year term. At the end of the three year term of the contract, the Registrant will assume any remaining liability, which cannot be estimated at September 30, 1997.

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

  At September 30, 1997, the Registrant was aware of four sites at which future costs may be incurred.

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

  During 1995, the Registrant voluntarily began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of September 30, 1997, approximately $1.8 million has been spent primarily on studies at this site. In accordance with state laws, such a voluntary study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at the site. The Registrant has completed the study which indicates that remediation will be required. The Registrant has several remediation options for the site and is currently negotiating with DEM and contractors to arrive at the best alternative. At September 30, 1997, the Registrant has compiled a preliminary range of costs based on remediation alternatives, ranging from $1.7 million to in excess of $5.0 million. However, because of the uncertainties associated with environmental assessment and remediation activities, the future cost of remediation could be higher than the alternatives noted above. Based on the proposals for remediation work, the Registrant has accrued $1.7 million at September 30, 1997, for anticipated future remediation costs at this site.

  Tests conducted following the discovery of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center in 1996 confirm the existence of contaminants at this site. The Registrant is currently conducting tests at this site, the costs of which are being shared equally with the prior owner, to determine the nature and extent of the contamination. Due to the early stages of investigation, management cannot offer any conclusions as to whether any remediation will be required at this site. In addition, in 1997, contamination from scrapped meters and regulators was discovered at this site. The Registrant has reported this to the DEM and the Rhode Island Department of Health and is in the process of remediation. It is anticipated that remediation will cost between $50,000 and $100,000. Accordingly, the Registrant has accrued $50,000 at September 30, 1997 for anticipated future remediation costs.

  In prior rate cases filed, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Accordingly, environmental investigation costs of approximately $2.3 million and an estimated $1.7 million for environmental remediation costs have been charged to the accumulated depreciation reserve at September 30, 1997. Of the environmental investigation costs incurred, approximately $0.9 million and $1.0 million were recorded in the years ended September 30, 1997 and 1996, respectively, while the remainder were incurred in prior years.

  Due to the materiality of the Registrant's environmental investigation and remediation expenditures, the Registrant sought new treatment of these amounts. As a result, in accordance with the Price Stabilization Plan Settlement Agreement described in "Rates and Regulation", which is effective October 1,
                        --------------------
1997, all environmental investigation and remediation costs incurred through September 30, 1997, as well as all costs incurred during the three-year term of the Plan, will be amortized over a ten-year period. Additionally, it is the Registrant's practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental-related costs.

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

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                            SELECTED FINANCIAL DATA
                            -----------------------
                             SUMMARY OF OPERATIONS
                             ---------------------
                       FOR THE YEARS ENDED SEPTEMBER 30
                       --------------------------------

                              1997      1996      1995      1994      1993
                            --------  --------  --------  --------  --------
                                 (Thousands, except per share amounts)
Operating revenues          $210,673  $210,601  $180,043  $219,143  $206,050
Cost of gas sold             117,357   118,051    98,985   133,315   124,677
                            --------  --------  --------  --------  --------
Operating margin              93,316    92,550    81,058    85,828    81,373
                            --------  --------  --------  --------  --------
Operating expenses,
  excluding taxes             59,540    59,673    53,536    54,588    51,754
Taxes, other than income      13,456    12,831    11,597    12,413    12,468
Federal income taxes           4,489     4,418     3,027     4,369     3,507
                            --------  --------  --------  --------  --------
Total operating expenses      77,485    76,922    68,160    71,370    67,729
                            --------  --------  --------  --------  --------
Operating income              15,831    15,628    12,898    14,458    13,644
Other, net                       371       976       798       409        (3)
                            --------  --------  --------  --------  --------
Income before interest
expense                       16,202    16,604    13,696    14,867    13,641
Interest expense               7,431     7,294     7,181     6,121     6,546
                            --------  --------  --------  --------  --------
Net income                     8,771     9,310     6,515     8,746     7,095
Dividends on preferred stock    (626)     (696)     (696)     (696)     (696)
                            --------  --------  --------  --------  --------
Net income applicable to
 common stock                  8,145     8,614     5,819     8,050     6,399
Common dividends               4,777     4,627     4,577     4,501     4,427
                            --------  --------  --------  --------  --------
Income reinvested in
 the corporation            $  3,368  $  3,987  $  1,242  $  3,549  $  1,972
                            ========  ========  ========  ========  ========
Weighted average common
 shares outstanding          1,243.6   1,243.6   1,243.6   1,243.6   1,243.6
                            ========  ========  ========  ========  ========
Earnings per common share   $   6.55  $   6.93  $   4.68  $   6.47  $   5.15
                            ========  ========  ========  ========  ========
Common dividends            $   3.84  $   3.72  $   3.68  $   3.62  $   3.56
                            ========  ========  ========  ========  ========




                                              OTHER FINANCIAL DATA
                                              --------------------
                                                  SEPTEMBER 30
                                                  ------------
                                  1997      1996      1995      1994      1993
                                  ----      ----      ----      ----      ----
                                         (Thousands, except per share amounts)
Gas plant-at original cost      $290,614  $270,149  $253,438  $230,926  $213,218
Gas plant-net of depreciation    181,979   171,453   161,956   151,394   141,929
Total assets                     242,143   237,515   214,727   221,177   141,868
Capitalization:
 Long-term debt                   72,372    72,455    74,482    60,078    62,163
 Redeemable cumulative
  preferred stock                  6,400     8,000     8,000     8,000     8,000
 Common Stockholder's
  investment                      78,240    74,844    71,020    69,841    64,861
Shares of common stock at
 year-end                        1,243.6   1,243.6   1,243.6   1,243.6   1,243.6
Book value per share            $  62.91  $  60.18  $  57.11  $  56.16  $  52.16
                                ========  ========  ========  ========  ========


Item 7
------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary
-------

The Registrant's current operating revenues and operating margin have increased over last year while net income has decreased, as shown in the table below:

                                          (000's)
                                                   Percent
                        1997      1996    Change    Change
                      --------  --------  -------  --------

Operating revenues    $210,673  $210,601   $  72       0.0

Operating margin        93,316    92,550     766       0.8

Net income               8,771     9,310    (539)     (5.8)

RESULTS OF OPERATIONS - 1997 VS 1996

Operating Revenue and Operating Margin
--------------------------------------

During the current year, the Registrant experienced normal weather as opposed to colder-than-normal weather in 1996, which resulted in 1997 temperatures that were 5.2 percent warmer than 1996. The decrease in heating load due to the warmer temperatures resulted in decreased margin of approximately $1.7 million, which was offset by increased margin of $0.7 million as a result of load growth and an increase in the customer base of 1,601 or 1.0 percent. Primarily as a result of the warmer temperatures experienced in 1997, residential sales decreased 565 million cubic feet (MMcf) or 4.0 percent. The Registrant's commercial and industrial firm sales decreased approximately 1,598 MMcf, or 16.9 percent as a result of warmer weather and customer migrations from sales service to transportation service in connection with unbundling natural gas service in Rhode Island. In 1996, approximately 120 of the largest commercial and industrial customers were eligible for unbundled service offerings. In December 1997, an additional 3,400 large and medium commercial and industrial customers are eligible. This migration of customers to transportation does not have a material effect on margin.

The decrease due to weather was also offset by increases in margin of $0.8 million as a result of the rate increase effective December 17, 1995 and $0.4 million as the result of an increase in revenues associated with the phase-in of post-retirement expenses related to Statement of Financial Accounting Standards
(SFAS) No. 106. The remaining increase in margin was due to improved operating efficiencies in the tracking and delivery of gas.

Interruptible and other volumes remained consistent with last year. Operating margin from interruptible and other sales did not affect the Registrant's operating margin or results of operations because the Rhode Island Public Utilities Commission (RIPUC) required the Registrant to return any margins earned from these non-firm customers to firm customers through the Gas Charge Clause (GCC). Beginning October 1, 1997, under the Price Stabilization Plan Agreement discussed in Note 9 to the accompanying financial statements, the Registrant will retain all margins earned from these non-firm sales.

The Registrant's transportation volumes increased approximately 1,345 MMcf as the result of the unbundling process described above. As the deregulation process continues, the Registrant expects transportation revenues and volumes will continue to increase as customers migrate from sales to transportation.

Operating and Maintenance Expenses
----------------------------------

Overall, operating and maintenance expenses have decreased approximately $1.0 million, or 2.0 percent, versus last year. The Registrant has a $0.8 million decrease in outside services due to expenditures made in the prior year to develop new energy service offerings as well as expenses related to the Integrated Resource Plan (IRP). This decrease was offset by an increase in the Registrant's labor of $0.8 million related to cost of living and negotiated union contract increases. This increase in labor was offset by an increase in capitalized labor and administrative expenses of $0.7 million. This increase was the result of increased capital projects in 1997 as well as an increase in expenses allocated to capital projects. The Registrant also incurred increased post-retirement benefit expenses of $0.3 million as the result of the continued phasing of these expenses into the Registrant's rates in 1997. The remaining decrease of $0.6 million relates primarily to cost controls instituted by the Registrant.

The Registrant continually reviews its operating expenses in order to keep expenses as low as possible. However, the Registrant's expenses will vary based on weather and other factors.

Depreciation and Amortization
-----------------------------

Depreciation and amortization expense increased approximately $0.8 million, or
7.3 percent, primarily as the result of increased capital additions, including technology related assets with shorter depreciable lives as well as an increase in depreciation rates that became effective with the rate increase on December 17,1995.

Taxes
-----

Taxes have increased approximately $0.7 million, or 4.0 percent, primarily as a result of increased property taxes due to increased capital spending as well as increased property tax rates in 1997.

Other, net
----------

Other, net decreased approximately $0.6 million. The decrease was primarily due to regulatory changes of $0.9 million in 1996 as the result of the rate decision effective December 17, 1995 offset by increases in the allowance for funds used during construction of $0.2 million as the result of increased capital spending.

Interest Expense
----------------

Interest expense for 1997 was stable when compared to 1996. Interest expense increased approximately $0.2 million primarily as the result of an increase in interest on long-term debt due to the issuance of Series R bonds in December of 1995.

RESULTS OF OPERATIONS - 1996 VS 1995

Operating Revenue and Operating Margin
--------------------------------------

During 1996, the Registrant has experienced colder-than-normal weather resulting in temperatures averaging 16.8% colder than 1995. The increase in heating load due to the colder temperatures represented approximately $5.7 million in increased operating margin. As a result of the colder temperatures experienced during 1996, residential sales, which provide the Registrant with its greatest source of revenues, increased 1,687 million cubic feet (MMcf), or 13.5% over 1995. Also contributing to the increase was a net increase in the average annual number of customers during 1996 over 1995 of 1,643 or 1%. This increase contributed approximately $300,000 of operating margin.

Additionally, the Rhode Island Public Utilities Commission (RIPUC) approved a rate increase effective December 17, 1995. Operating margin for 1996 increased approximately $3.2 million versus 1995 as a result of the rate increase. As a result of the RIPUC's approval in February 1996 of the Integrated Resource Plan's (IRP) performance-based ratemaking mechanism, the Registrant recorded an increase in operating margin of $1.5 million in 1996 as a result of gas cost savings achieved for the twelve-month plan period which ended June 1996. These savings were somewhat offset by a one-time charge to operating and maintenance expenses of $800,000 to fund a low income assistance program as discussed below. The IRP settlement agreement covers a three-year period. The Registrant's ability to record up to $1.5 million in operating margin annually is dependent upon achieving certain levels of gas cost savings for each plan year. Also see Liquidity and Capital Resource discussion.

Interruptible and other volumes decreased approximately 2,300 MMcf versus 1995, primarily as a result of a decrease in non-firm sales of approximately 1,200 MMcf and a decrease in sales for resale of approximately 1,300 MMcf. These decreases were offset by an increase in special contracts of approximately 200 MMcf. The decrease in interruptible and other sales did not have an impact on the Registrant's operating margin or results of operations because the RIPUC requires the Registrant to return any margins earned from these non-firm customers to firm customers through the Gas Charge Clauses(GCC).

In addition, the Registrant's operating margin increased approximately $200,000 due to an increase in revenues to account for the phase-in of expenses associated with Statement of Financial Accounting Standards (SFAS) No. 106.

Operating and Maintenance Expenses
----------------------------------

Overall, operating and maintenance expenses have increased approximately $4.6 million or 10.6% versus 1995. The Registrant had an increase of $1.1 million in its uncollectible revenue provision due to the increased operating revenues resulting from the colder-than-normal weather experienced during the year. As a result of the Registrant's improved earnings, performance incentive compensation expense increased approximately $700,000 in 1996 versus 1995. Also, there were increased wage expenses of approximately $800,000 related to performance, cost of living and negotiated union contract increases, as well as overtime pay due to
the colder-than-normal weather.   Additionally, in connection with the RIPUC's
approval of the IRP in February 1996, the Registrant had a one-time charge of $800,000 to fund a low income assistance program, as well as $100,000 of costs associated with the regulatory proceeding. Finally, approximately $200,000 of expenses relating to the phase-in of SFAS No. 106 costs were incurred, as well as expenses of approximately $600,000 for outside services associated with the development of new energy service offerings. The remaining $300,000 is attributable to increases in general operating costs.

The Registrant continually reviews its operating expenses in order to keep expenses as low as possible. However, the Registrant's expenses will vary based on weather and other factors.

Taxes
-----

Taxes have increased approximately $2.6 million, or 17.9%, during 1996. The increase in taxes, mainly Federal income and state gross earnings tax, resulted from higher pretax income and higher operating revenues, respectively.

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

Future Outlook
--------------

In August 1997, the RIPUC approved the Price Stabilization Plan Settlement Agreement (the Plan or Energize R.I.) among the Registrant, the Rhode Island Division of Public Utilities and Carriers (the Division), The Energy Council of Rhode Island (TEC-RI) and the George Wiley Center. Effective October 1, 1997 through September 30, 2000, Energize R.I. provides customers with an initial price decrease of approximately four percent and a three-year price freeze. Under Energize R.I., the GCC will be suspended for the entire term. Any excess or deficiency between amounts billed and actual gas costs incurred will be retained or borne by the Registrant. Energize R.I. also requires the Registrant to make significant capital investments to improve its distribution system. Capital investments required by Energize R.I. are estimated to total approximately $26 million over its three-year term. Similar to the Integrated Resource Plan approved by the RIPUC in February 1996, which is superseded by Energize R.I., the Registrant is required to fund the Demand Side Management Rebate Assistance Program and the Low Income Weatherization Program at annual levels of $.5 million and $.2 million, respectively. In addition, Energize R.I. calls for the Registrant to fund the Low Income Assistance Program at an annual level of $1.0 million. Energize R.I. also continues the process of unbundling by requiring the Registrant to provide unbundled service offerings up to 10 percent per year of firm system throughput.

As part of Energize R.I., the Registrant will amortize approximately $4.0 million of environmental costs previously charged to the accumulated depreciation reserve over a ten-year period. All environmental costs incurred during the term of Energize R.I. will also be amortized over a ten-year period.

Under Energize R.I. the Registrant may earn up to 10.9 percent annually on its average common equity of up to $81.0 million, $86.2 million and $92.0 million in fiscal 1998, 1999 and 2000, respectively. In addition the Registrant may not earn less than a 7 percent return on common equity. In the event that the Registrant earns in excess of 10.9 percent or less than 7 percent, the Registrant will defer revenues or costs through a deferred revenue account. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner to be determined by all parties and approved by RIPUC.

In May 1996, the RIPUC approved a Rate Design Settlement Agreement among the Registrant, the Division, TEC-RI and a consortium of oil-heat organizations.
The Agreement begins a process of unbundling natural gas service in Rhode Island enabling customers to choose their gas suppliers. The Agreement went into effect June 2, 1996. This initial step was available to approximately 120 of the largest commercial and industrial customers. In August 1997, the RIPUC approved a plan, Business Choice, to further expand the availability of unbundled services to an additional 3,400 medium and large commercial and industrial customers. The Registrant plans to commence Business Choice in December 1997.

As described in Note 1 to the consolidated financial statements, the Registrant complies with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). In the event the Registrant determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact would be an extraordinary, noncash charge to operations of an amount that could be material.

Criteria that give rise to the discontinuance of SAFS No. 71 include: (1) increasing competition that restricts the Registrant's ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Registrant periodically reviews these criteria to ensure the continuing application of SFAS No. 71 is appropriate. Based on a current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Registrant believes that its regulatory assets are probable of future recovery.

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share", effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces the presentation of primary earnings per share with the presentation of basic earnings per share on the face of the income statement. Basic earnings excludes dilution and is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Earnings per share calculated under SFAS no. 128 would have been unchanged for the periods presented.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive

Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 131, which is effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. These statements require additional disclosure only and will not affect the financial position or results of operations of the Registrant.

Effective October 1, 1997, the Registrant will adopt the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities". This Statement provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements.
The Registrant has recorded environmental remediation liabilities of approximately $1.7 million at September 30, 1997. SOP 96-1 is not expected to have a material impact on the Registrant's financial position or results of operations upon adoption.

Liquidity and Capital Resources
-------------------------------

During 1997, the Registrant experienced a substantial increase in its net cash provided by operations primarily due to a decrease in deferred gas costs as the result of the timing of the recovery of incurred gas costs through the GCC, as discussed in Note 1 of the accompanying financial statements. This increase was offset by a decrease in cash flow due to increased inventories of approximately $2.2 million. On October 1, 1997, these inventories will be transferred at book value to Duke Energy Trading and Marketing, L.L.C. (DETM) under the terms of the Registrant's new gas supply contract described in Note 7 to the accompanying consolidated financial statements.

Capital expenditures for 1997 of $20.2 million, which includes $2.4 million of equipment financed through long-term debt and capital leases, were stable when compared to 1996 capital expenditures of $20.3 million. As a result of Energize R.I. discussed in Note 9 to the accompanying financial statements, the Registrant is committed to making significant capital improvements to its distribution system during its three-year term. These improvements will be made by expanding the distribution system into economically developed areas of Rhode Island as well as accelerating the replacement of mains and services. The Registrant anticipated its capital expenditures over the next three years to total approximately $75 million.

During 1997, the Registrant entered into notes with five-year maturities in the amount of $3.3 million in order to finance capital expenditures. The notes have interest rates ranging from 4.9 to 7.5 percent. The Registrant meets seasonal cash requirements and finances its capital expenditures on an interim basis through short-term borrowings. As of September 30, 1997, the Registrant had lines of credit totaling $53.0 million with borrowings outstanding of $20.4 million.

The Registrant, like most owners of computer software, will be required to modify or replace significant portions of its software so that it will function properly in the year 2000. The Registrant has performed a Year 2000 impact assessment and is currently pursuing viable options, including renovation and replacement of existing systems, to ensure that its computer software applications and hardware will be Year 2000 compliant.

In February 1997, the Registrant redeemed 16,000 shares of its preferred stock at the par value totaling $1.6 million in accordance with the annual sinking fund requirement.

During the next two years, the Registrant intends to make a debt offering of $15 million to finance its capital expenditures and energy service offerings.

The Registrant's parent company's ability to pay dividends is largely dependent upon receipt of dividends from the Registrant. Approximately $19 million of the Registrant's retained earnings were available for dividends at the end of fiscal 1997 under the most restrictive terms of the Registrant's First Mortgage Bond Indenture.

In August 1997, the RIPUC approved Energize R.I., which provides customers with an initial price decrease of approximately four percent and a three-year price freeze.

In addition, Energize R.I. suspends the GCC, which results in the Registrant retaining or bearing any excess or deficiency between gas costs billed and gas costs incurred. Energize R.I. requires the Registrant to make significant capital investments to improve its distribution system. Capital investments required by Energize R.I. are expected to total $26 million during its term. Energize R.I. also requires the Registrant to provide funding of the Low-Income Assistance Program, the DSM Rebate Program, and the Low-Income Weatherization Program at an annual level of $1 million, $0.5 million, and $0.2 million, respectively.

Under Energize R.I., the Registrant is allowed to earn a 10.9 percent return an average common equity of up to $81.0 million, $86.2 million, and $92.0 million in fiscal 1998, 1999, and 2000, respectively.

As a result of Energize R.I., the three-year Settlement Agreement regarding the IRP approved by the RIPUC in February 1996 was terminated. The Settlement Agreement called for (1) $0.5 million of annual funding associated with the DSM Rebate Program; (2) $0.2 million of annual funding associated with a Low-Income Weatherization Program; and (3) a performance-based ratemaking mechanism. In 1997 and 1996, the Registrant was able to record its annual share of the performance-based ratemaking mechanism under this agreement which resulted in $1.5 million of operating margin in each of those years.

The savings to fund the rate decrease and freeze under Energize R.I. were generated by ongoing cost control initiatives and a full requirements contract with DETM. Under the contract, which runs from October 1, 1997 through September 30, 2000, supplies required by the Registrant's firm sales customers will be purchased at a single, fixed commodity price for the entire contract period.

In order to provide this service, DETM will take responsibility for the Registrant's pipeline capacity resources, storage contracts, and liquefied natural gas capacity. Under the contract, DETM will provide all gas supplies required by the Registrant while the Registrant must purchase all supplies exclusively from DETM. All non-firm gas supply will be provided at market prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------


                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                 SEPTEMBER 30
                                 ------------
                                                             1997         1996
                                                             ----         ----
                                                          (Thousands of Dollars)
                 ASSETS
                 ------
Gas plant, at original cost (notes 1, 4, 7, and 10)        $290,614     $270,149
 Less - Accumulated depreciation and utility plant
        acquisition adjustments                             108,478       98,563
                                                           --------     --------
                                                            182,136      171,586
                                                           --------     --------
Current assets:
 Cash and temporary cash investments (notes 1 and 8)            778          923
 Accounts receivable, less allowance of $1,739 in 1997
  and $2,983 in 1996 (notes 1, 3 and 7)                      13,120       14,001
 Unbilled revenues (note 1)                                   2,658        2,333
 Deferred gas costs (notes 1 and 7)                           7,151       13,128
 Inventories, at average cost -
  Liquefied natural gas, propane and underground storage     18,001       15,794
  Materials and supplies                                      1,166        1,151
 Prepaid and refundable taxes (note 2)                        3,293        3,215
 Prepayments                                                    966        1,465
                                                           --------     --------
                                                             47,133       52,010
                                                           --------     --------
Deferred charges and other assets
 (notes 1, 3, 6, 7, 9 and 10)                                12,874       13,919
                                                           --------     --------

 Total assets                                              $242,143     $237,515
                                                           ========     ========
          CAPITALIZATION AND LIABILITIES
          ------------------------------

Capitalization (see accompanying statement)                $157,012     $155,299
                                                           --------     --------
Current liabilities:
 Notes payable (notes 5 and 8)                               20,410       20,800
 Current portion of long-term debt (note 4)                   3,707        2,023
 Accounts payable (notes 6 and 7)                            16,114       16,480
 Accrued taxes (note 10)                                      2,529        1,867
 Accrued vacation                                             1,658        1,673
 Customer deposits                                            3,430        3,956
 Other                                                        4,639        5,036
                                                           --------     --------
                                                             52,487       51,835
                                                           --------     --------
Deferred credits and reserves:
 Accumulated deferred Federal income taxes (note 2)          20,598       19,903
 Unamortized investment tax credits (note 2)                  2,354        2,510
 Other (notes 6, 7 and 10)                                    9,692        7,968
                                                           --------     --------
                                                             32,644       30,381
                                                           --------     --------

Commitments and contingencies (note 7)                            -            -

 Total capitalization and liabilities                      $242,143     $237,515
                                                           ========     ========


The accompanying notes are an integral part of these consolidated financial statements

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                          FOR THE FISCAL YEARS ENDED
                          --------------------------
                                 SEPTEMBER 30
                                 ------------


                                                1997        1996        1995
                                                ----        ----        ----
                                           (Thousands, except per share amounts)
Operating revenues                            $210,673    $210,601    $180,043
Cost of gas sold                               117,357     118,051      98,985
                                              --------    --------    --------
 Operating margin                               93,316      92,550      81,058
                                              --------    --------    --------
Operating expenses:
 Operation and maintenance                      47,135      48,116      43,486
 Depreciation and amortization                  12,405      11,557      10,050
 Taxes -
  State gross earnings                           6,023       6,061       5,005
  Local property and other                       7,433       6,770       6,592
  Federal income (note 2)                        4,489       4,418       3,027
                                              --------    --------    --------
Total operating expenses                        77,485      76,922      68,160
                                              --------    --------    --------
Operating income                                15,831      15,628      12,898
Other, net (notes 1 and 10)                        371         976         798
                                              --------    --------    --------
Income before interest expense                  16,202      16,604      13,696
                                              --------    --------    --------
Interest expense:
 Long-term debt                                  6,042       5,889       5,086
 Other                                           1,609       1,498       2,197
 Interest capitalized                             (220)        (93)       (102)
                                              --------    --------    --------
                                                 7,431       7,294       7,181
                                              --------    --------    --------

Net income                                       8,771       9,310       6,515
Preferred dividends (note 4)                      (626)       (696)       (696)
                                              --------    --------    --------
Net income applicable to common stock         $  8,145    $  8,614    $  5,819
                                              ========    ========    ========

Earnings per common share (note 13)           $   6.55    $   6.93    $   4.68
                                              ========    ========    ========

Weighted average common shares outstanding
 (note 13)                                     1,243.6     1,243.6     1,243.6
                                              ========    ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                    FOR THE FISCAL YEARS ENDED SEPTEMBER 30
                    ---------------------------------------


                                                                                               1997          1996        1995
                                                                                               ----          ----        ----
                                                                                                   (Thousands of Dollars)
Cash provided by (used for)
Operating Activities:
--------------------
  Net income                                                                                 $  8,771     $  9,310     $  6,515
  Items not requiring cash:
    Depreciation and amortization                                                              12,533       11,686       10,026
    Charges as a result of regulatory action                                                        -       (1,453)           -
    Deferred Federal income taxes                                                                 622        1,968        2,010
    Amortization of investment tax credits                                                       (156)        (158)        (158)
    Changes in assets and liabilities which provided (used) cash:
        Accounts receivable                                                                       881         (194)       3,857
        Unbilled revenues                                                                        (325)         304          240
        Deferred gas costs                                                                      5,977      (11,932)      14,153
        Inventories                                                                            (2,222)      (5,542)       1,310
        Prepaid and refundable taxes                                                             (186)       2,064         (869)
        Prepayments                                                                               499         (137)         130
        Accounts payable                                                                         (366)       2,584       (4,143)
        Accrued taxes                                                                             662           62         (194)
        Accrued vacation, customer deposits and other                                            (938)       1,494          569
        Deferred charges and other                                                              2,529        1,236       (1,658)
                                                                                             --------     --------     --------
        Net cash provided by operations                                                        28,281       11,292       31,788
                                                                                             --------     --------     --------

Investment activities:
---------------------------
  Expenditures for property, plant and equipment, net                                         (20,214)     (20,346)     (19,124)
                                                                                             --------     --------     --------

Financing activities:
--------------------
Issuance of mortgage bonds                                                                          -       15,000            -
Redemption of preferred stock                                                                  (1,600)           -            -
Issuance of long-term debt                                                                      1,345            -            -
  Payments on long-term debt                                                                   (2,164)      (1,954)      (2,081)
  Increase (decrease) in notes payable, net                                                      (390)       1,463       (5,363)
  Cash dividends on preferred shares (note 4)                                                    (626)        (696)        (696)
  Cash dividends on common shares                                                              (4,777)      (4,627)      (4,577)
                                                                                             --------     --------     --------
    Total                                                                                      (8,212)       9,186      (12,717)
                                                                                             --------     --------     --------
Increase (decrease) in cash and cash equivalents                                                 (145)         132          (53)
Cash and cash equivalents at beginning of year                                                    923          791          844
                                                                                             --------     --------     --------
Cash and cash equivalents at end of year                                                     $    778     $    923     $    791
                                                                                             ========     ========     ========
Supplemental disclosure of cash flow information:
 Cash paid during the year for -
   Interest (net of amount capitalized)                                                      $  7,305     $  6,561     $ 6,456
   Income taxes (net of refunds)                                                             $  2,215     $  2,367     $ 1,414
Schedule of noncash investing activities
 Capital lease obligations for equipment                                                     $    437     $      -     $     -
 Other long-term debt for equipment                                                          $  1,983     $      -     $     -


The accompanying notes are an integral part of these consolidated financial statements.

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                 SEPTEMBER 30
                                 ------------


                                                             1997      1996
                                                             ----      ----
                                                        (Thousands of Dollars)
Stockholder's investment: (notes 4 and 6)
  Common stock, $1 Par, Authorized - 2,500,000 shares
   Outstanding - 1,243,598 shares in 1997 and 1996       $  1,244  $  1,244
  Amount paid in excess of par                             37,685    37,657
  Retained earnings                                        39,311    35,943
                                                         --------  --------
                                                           78,240    74,844
                                                         --------  --------
Cumulative preferred stock (notes 4 and 8):
  Redeemable 8.7% series, $100 par
  Authorized - 80,000 shares
  Outstanding - 64,000 shares in 1997 and
                80,000 shares in 1996                       6,400     8,000
                                                         --------  --------

Long-term debt (notes 4, 7 and 8):
 First Mortgage Bonds, secured by utility property -
  Series M, 10.25%, due July 31, 2008                      10,000    10,000
  Series N, 9.63%, due May 30, 2020                        10,000    10,000
  Series O, 8.46%, due September 30, 2022                  12,500    12,500
  Series P, 8.09%, due September 30, 2022                  12,500    12,500
  Series Q, 5.62%, due November 30, 2003                   11,200    12,800
  Series R, 7.50%, due December 15, 2025                   15,000    15,000
Other long-term debt                                        3,207         -
 Capital Leases                                             1,672     1,678
                                                         --------  --------
                                                           76,079    74,478

  Less-current portion                                      3,707     2,023
                                                         --------  --------
                                                           72,372    72,455
                                                         --------  --------

Total capitalization                                     $157,012  $155,299
                                                         ========  ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THE PROVIDENCE GAS COMPANY
                            --------------------------
                        CONSOLIDATED STATEMENTS OF CHANGES
                        ----------------------------------
                        IN COMMON STOCKHOLDER'S INVESTMENT
                        ----------------------------------
                    FOR THE THREE YEARS ENDED SEPTEMBER 30, 1997
                    --------------------------------------------



                                             Shares           Amount
                                     Issued and Outstanding   Paid in
                                     ----------------------   Excess    Retained
                                     Number     Amount        of Par    Earnings
                                     -------------------------------------------
                                                     (Thousands)
Balance, September 30, 1994          1,244      $1,244       $37,883    $30,714
Add (deduct):
  Net income                             -           -             -      6,515
  Cash dividends on common shares
    ($3.68 per share)                    -           -             -     (4,577)
  Cash dividends on preferred
    shares ($8.70 per share)             -           -             -       (696)
  Accrual for stock
    compensation plans                   -           -           (87)         -
  Amortization of deferred
    compensation                         -           -            24          -
                                     -------   -------       -------    -------

Balance, September 30, 1995            1,244     1,244        37,820     31,956
Add (deduct):
  Net income                               -         -             -      9,310
  Cash dividends on common shares
    ($3.72 per share)                      -         -             -     (4,627)
  Cash dividends on preferred
    shares ($8.70 per share)               -         -             -       (696)
  Accrual for stock
    compensation plans                     -         -          (227)         -
  Amortization of deferred
    compensation                           -         -            64          -
                                     -------   -------       -------    -------

Balance, September 30, 1996            1,244     1,244        37,657     35,943
Add (deduct):
  Net income                               -         -             -      8,771
  Cash dividends on common shares
    ($3.84 per share)                      -         -             -     (4,777)
  Cash dividends on preferred
    shares ($8.70 per share)               -         -             -       (626)
  Accrual for stock
    compensation plans                     -         -          (110)         -
  Amortization of deferred
    compensation                           -         -           138          -
                                     -------   -------       -------    -------
Balance, September 30, 1997            1,244   $ 1,244       $37,685    $39,311
                                     =======   =======       =======    =======


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

  Lease Accounting. The Registrant leases water heaters and other appliances to customers under finance leases. These leases are recorded on the accompanying balance sheet at the gross investment in the leases less unearned income. Unearned income is recognized in such a manner as to produce a constant periodic rate of return on the net investment in the finance leases.

  Gas Plant. Gas plant is stated at the original cost of construction. In accordance with the uniform system of accounts prescribed by the RIPUC, the difference between the original cost of gas plant acquired and the cost to ProvGas is recorded as a Utility Plant Acquisition Adjustment and is being amortized over periods ranging from 1 to 24 years.

  Impairment of Long-Lived Assets. Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which became effective for the Registrant in 1997, established accounting standards for the impairment of long-lived assets. SFAS No. 121 also required that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. SFAS No. 121 did not have an impact on the Registrant's financial position or results of operations upon adoption.

  Depreciation. Depreciation is provided on the straight-line basis at rates designed to amortize the cost of depreciable plant over its estimated useful life. The composite depreciation rate expressed as a percentage of the average depreciable gas plant in service was approximately 3.85 percent for 1997 and 1996 and 3.75 percent for 1995 and 1994.

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

  As a result of the Price Stabilization Plan described in Note 9, the GCC will be suspended for the period of October 1, 1997 through September 30, 2000. Any excess or deficiency in amounts billed as compared to costs incurred, will be retained or borne by the Registrant.

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

Deferred Charges include the following:
--------------------------------------


                                             (thousands)
                                           1997       1996
                                         --------   --------


Cost of fuel assistance program     $   808     $ 1,271
Pension costs                         7,272       6,823
Unamortized debt expense              1,901       2,109
Post-retirement benefits                691       1,041
Deferred rate case expense              164         242
Pipeline interconnection costs            -         309
Other deferred charges                2,038       2,124
                                    -------     -------
 Total                              $12,874     $13,919
                                    =======     =======

Temporary Cash Investments. Temporary cash investments are short-term, highly liquid investments with original maturities to the Registrant of not more than 90 days.

  Reclassifications. Certain prior year amounts have been reclassified for consistent presentation with the current year.

2. FEDERAL INCOME TAXES

The Registrant records income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires deferred taxes to be provided for all temporary differences.

The following is a summary of the provision for Federal income taxes for the three years ended September 30:


(thousands of dollars)              1997      1996      1995
------------------------------------------------------------
Current                          $ 3,898   $ 2,821   $ 1,288
Deferred                             622     1,968     2,010
                                 -------   -------   -------
Total Federal income tax
 provision                       $ 4,520   $ 4,789   $ 3,298
                                 =======   =======   =======

Income tax is charged to the
  following:

Charged to operating expenses    $ 4,489   $ 4,418   $ 3,027
Included in other, net                31       371       271
                                 -------   -------   -------

Total Federal income tax
 provision                       $ 4,520   $ 4,789   $ 3,298
                                 =======   =======   =======


The effective Federal income tax rates and the reasons for their differences from the statutory Federal income tax rates are as follows:


                                              1997      1996      1995
                                              ----      ----      ----
Statutory Federal income tax rates            34.0%     34.0%     34.0%
Reversing temporary differences                (.2)       .3       (.1)
Amortization of investment tax credits         (.4)      (.4)      (.6)
Other                                           .6        .1        .3
                                              ----      ----      ----
Effective Federal income tax rate             34.0%     34.0%     33.6%
                                              ====      ====      ====


   The Registrant's deferred tax assets and liabilities for each of the two years in the period ended September 30 are the result of the following temporary differences:


                                               1997         1996
                                               ----         ----
                                            (thousands of dollars)
Long-term deferred taxes
------------------------

  Tax assets
   Unamortized ITC                          $    828     $    883
   Other                                         316          370

  Tax liabilities
   Property related                          (20,942)     (19,527)
   Pension costs                                (222)        (519)
   Deferred charges                             (578)      (1,110)
                                            --------     --------

Net deferred tax liability included in
  accompanying consolidated balance
    sheets                                  $(20,598)    $(19,903)
                                            ========     ========


Prepaid taxes
-------------

   Tax assets
     Accounts receivable reserves           $    424     $  1,255
     Property tax reserves                      (245)        (400)
     Alternative minimum tax                     672          876
     Other                                       787          822

   Tax liabilities
     Employee severance                           56           56
     Other                                      (111)         (79)
                                            --------     --------

   Net prepaid taxes                           1,583        2,530

   Prepaid gross earnings tax and other        1,710          685
                                            --------     --------

   Net prepaid and refundable taxes
     included in accompanying consolidated
     balance sheets                         $  3,293     $  3,215
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


Future minimum lease payments to be received are:
------------------------------------------------
             (thousands of dollars)

       1998                    $  529
       1999                       491
       2000                       397
       2001                       342
                               ------
                                1,759
Amount representing interest      312
                               ------
Amount representing principal  $1,447
                               ======


4.  CAPITALIZATION

A.  Long-Term Debt

In December 1995, the Registrant issued $15 million of First Mortgage Bonds. These First Mortgage Bonds are designated as Series R (7.5%) and will mature in December 2025. The net proceeds provided by this indebtedness were used to pay down the Registrant's short-term debt.

The terms of the various indentures, as supplemented, under which the First Mortgage Bonds were issued, contain restrictions which provide that dividends may not be paid on common stock of the Registrant under certain conditions. Approximately $19 million of the Registrant's retained earnings were available for dividends under the most restrictive terms of the Registrant's First Mortgage Bond indenture.

The Registrant's First Mortgage Bonds are secured by a lien on substantially all of the tangible and real property.

As of September 30, 1997, the annual sinking fund requirements and maturities of long-term debt for the next five fiscal years are $2,509,000.

B.  Other Long-term Debt

During 1997, the Registrant financed equipment purchases of approximately $3,328,000 through the issuance of long-term notes to IBM Credit Corporation. The notes have five-year terms and interest rates ranging from 4.9 to 7.5 percent. As of September 30, 1997, the maturities of these long-term notes over the next five years are $686,000 in 1998, $639,000 in 1999, $675,000 in 2000,
$713,000 in 2001, and $490,000 in 2002.

C. Redeemable Preferred Stock

The Registrant's preferred stock, which consists of 64,000 shares of $100 par value, has an 8.7% cumulative annual dividend rate payable on a quarterly basis, and has no voting power or privileges unless there is a default in the payment of dividends or sinking fund obligation. The stock is subject to a cumulative annual sinking fund requirement of 16,000 shares per year at par ($1,600,000) plus accrued or unpaid dividends which commenced in February 1997. Accordingly, 16,000 shares were redeemed by the

Registrant at par value in February 1997.

5. NOTES PAYABLE

The Registrant meets seasonal cash requirements and finances its construction program on an interim basis through short-term bank borrowings. As of September 30, 1997, the Registrant had lines of credit totaling $53,000,000 with borrowings outstanding of $20,410,000. The Registrant pays a fee for its committed lines of credit rather than maintaining compensating balances. The weighted average interest rate for borrowings outstanding at the end of the years was 5.79% in 1997, 5.65% in 1996 and 5.98% in 1995.

6. Employee Benefits

A.  Retirement Plans

The Registrant has two pension plans providing retirement benefits for substantially all of its employees. The benefits under the plans are based on years of service and the employee's final average compensation. It is the Registrant's policy to fund at least the minimum required contribution.

The following table sets forth the funding status of the pension plans and amounts recognized in the Registrant's consolidated balance sheets at September 30, 1997 and 1996 (in thousands):


                                                     1997       1996
-----------------------------------------------------------------------
Accumulated benefit obligation, including
  vested benefit obligation of $(37,961) as of
  September 30, 1997 and $(36,288) as
  of September 30, 1996                            $(44,889)  $(42,403)
                                                   ========   ========
Projected benefit obligation for service
  rendered to date                                 $(60,143)  $(57,003)
Plan assets at fair value (primarily listed
  stocks, corporate bonds and U.S. bonds)            76,348     62,941
                                                   --------   --------
Excess of plan assets over projected
  benefit obligation                                 16,205      5,938
Unrecognized net gain                               (23,731)   (13,144)
Unrecognized prior service cost                       2,820      3,100
Unrecognized net transition asset
  being recognized over 15 years
  from October 1, 1985                                 (409)      (545)
                                                   --------   --------
Net accrued pension cost included in other
deferred credits and accounts payable at
 September 30, 1997 and 1996                       $ (5,115)  $ (4,651)
                                                   ========   ========


Net pension cost for fiscal years 1997, 1996 and 1995 included the following components (in thousands):

                                                    1997      1996       1995
-------------------------------------------------------------------------------
Service cost                                      $  1,818    $1,702    $ 1,535
Interest cost on benefit obligations                 4,569     4,246      3,857
Annual return on plan assets                       (16,428)    (7,473)  (10,293)
Net amortization and deferral                       10,506     2,085      5,708
                                                  --------    ------    -------
Net periodic pension cost                              465       560        807
Adjustments due to regulatory
 action                                               (465)     (427)      (408)
                                                  --------    ------    -------
Net periodic pension cost recognized             $      -     $  133    $   399
                                                 =========    ======    =======

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

B. Post-retirement Benefits Other Than Pensions

The Registrant currently offers retirees who have attained age 55 and worked 5 years for the Registrant, healthcare and life insurance benefits during retirement (the Plan). These benefits are similar to the benefits offered to active employees. Although retirees are not required to make contributions to the Plan currently, future contributions may be required if the cost of the Plan exceeds certain limits.

Since 1993, the post-retirement benefit costs for active employees are recorded on an accrual basis, ratably over their service periods. Benefits of $10,526,000 earned prior to 1993 have been deferred as an unrecognized transition obligation, which the Registrant will amortize over a 20-year period.

The Registrant funds its post-retirement benefit obligations to a Voluntary Employee Benefit Association (VEBA) Trust. Contributions to the VEBA Trust to fund such obligations totaled $1,372,000 in 1997, $1,454,000 in 1996 and $1,561,000 in 1995.

The Registrant recovers its post-retirement benefit obligations in rates to the extent allowed by the RIPUC. The RIPUC generally allows such costs to be recovered if amounts are funded into tax favored investment funds, such as the VEBA Trust. Accordingly, the Registrant will fully recover its 1997, 1996 and 1995 post-retirement benefit obligations because such amounts were funded into the VEBA Trust. In addition, in September 1996, the RIPUC approved a ratable recovery of the cumulative unrecovered difference of $1,041,000 during 1997, 1998 and 1999. Of the total post-retirement benefit obligations, $1,718,000, $1,454,000, $1,231,000 and were included in rates during 1997, 1996 and 1995, respectively.

The Plan's costs and accumulated post-retirement benefit obligation for 1997, 1996 and 1995 are calculated by the Registrant's actuaries using assumptions and estimates which include:


                                                  1997   1996  1995
----------------------------------------------------------------------
Healthcare cost annual growth rate                10.2%  11.4%  12.6%
Healthcare cost annual growth rate - long-term     6.0    6.0    6.0
Expected long-term rate of return (union)          8.5    8.5    8.5
Expected long-term rate of return (non-union)      5.5    5.5    5.5
Discount rate                                      8.0    8.0    8.0

The healthcare cost annual growth rate significantly impacts the estimated Plan obligation and annual expense. For example, in 1997, a one percent change in the above rates would change the obligation by $799,000 and would change the annual expense by $85,000.

The obligations and assets of the Plan at September 30, 1997 and 1996 are (in thousands):

                                                             1997        1996
--------------------------------------------------------------------------------
Accumulated post-retirement
  benefit obligation:

  Current retirees                                         $ (6,626)   $ (6,975)
  Active employees-eligible for
    benefits                                                 (1,361)       (889)
  Active employees                                           (3,761)     (3,876)
                                                           --------   ---------
  Total post-retirement benefit
   obligation                                               (11,748)    (11,740)

  Plan assets at fair value                                   4,704       3,106
                                                           --------   ---------
  Unfunded post-retirement benefit
   obligation                                                (7,044)     (8,634)
  Unrecognized transition
    obligation                                                8,421       8,947
  Unrecognized net (gain) or loss                            (1,360)       (313)
                                                           --------   ---------

  Prepaid post-retirement
   benefit obligations included
   in the Registrant's consolidated
   balance sheets                                          $     17   $      -
                                                           ========   =========








The Registrant's actuarial determined Plan costs for 1997, 1996 and 1995 include:

                                                    1997       1996        1995
--------------------------------------------------------------------------------
Service cost                                      $  228   $    222    $    230
Interest cost                                        896        896         909
Actual return on plan assets                        (278)       (98)        (28)
Amortization and deferral                            526        434         450
                                                  ------   --------   ---------

Total annual plan costs                           $1,372   $  1,454    $  1,561
                                                  ======   ========   =========

C.  Supplemental Retirement Plans

The Registrant provides certain supplemental retirement plans for key employees. The projected benefit obligation is approximately $1,375,000 which is being accrued over the service period of these key employees. The supplemental retirement plans are unfunded. The Registrant expensed $612,000, $310,000 and $150,000 related to these benefits in 1997, 1996 and 1995, respectively.

D.  Performance and Equity Incentive Plan

During 1992, the Board of Directors of Providence Energy, with subsequent approval of Providence Energy's common shareholders, adopted the Providence Energy Corporation Performance and Equity Incentive Plan (the Plan). The Plan provides that up to 225,000 shares of common stock may be granted to key employees including employees of the Registrant, at no cost to the employees. Key employees who receive common shares, are entitled to receive dividends, but assumption of full beneficial ownership vests on the fifth anniversary of the grant date provided the participant is still employed by Providence Energy Corporation or one of its subsidiaries. Vesting may be accelerated under certain circumstances. The Plan also provides for cash compensation to key employees.

The executive compensation incentive awards paid by the Registrant under this Plan totaled approximately $439,000 for 1997, $381,000 for 1996 and $248,000 for 1995. Amounts paid in cash are charged to expense when earned. However, amounts paid in restricted stock are deferred and amortized to expense over the five-year vesting period.

Of the $248,000 1995 award, $167,000 was paid in cash during fiscal 1996. Of the $381,000 1996 award, $269,000 was paid in cash during fiscal 1997. Of the $439,000 1997 award, $297,000 will be paid in cash during 1998. Grant shares totaling 5,989, 4,491 and 5,371 were purchased by the Registrant for key employees during 1997, 1996 and 1995, respectively.

E.  Restricted Stock Incentive Plan

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

Awards under the Restricted Stock Incentive Plan to employees of the Registrant totaled approximately $146,000 in 1996 consisting of 7,954 shares. There were no awards under the Restricted Stock Incentive Plan in 1997. All amounts awarded under the Restricted Stock Incentive Plan are deferred and amortized to expense over a three-year period.


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

Property under Capital Leases:
------------------------------

(thousands of dollars)                1997       1996
--------------------------------------------------------
     Gas plant                      $ 6,116     $ 6,116
     Information systems              1,988       1,551
     Accumulated depreciation        (6,484)     (6,072)
                                    -------     -------
                                    $ 1,620     $ 1,595
                                    =======     =======


Commitments for Capital Leases:
-------------------------------


                                    LNG       Computer
(thousands of dollars)              Storage   Equipment   Total
----------------------------------------------------------------
1998                               $  136       $   492   $  628
1999                                  136           484      620
2000                                  136           297      433
2001                                  135           111      246
2002                                    -            35       35
                                    -------      ------   ------
                                    $   543     $ 1,419    1,962
                                    =======     =======
Amount representing interest                                 290
                                                          ------
Amount representing principal                             $1,672
                                                          ======


C. OPERATING LEASES

The Registrant also leases facilities and equipment under operating leases with a total future obligation of $354,000 as of September 30, 1997.

D. GAS SUPPLY

As part of the Price Stabilization Plan Settlement Agreement described in Note 9, the Registrant has entered into a full requirements gas supply contract with Duke Energy Trading and Marketing L.L.C. (DETM) for a term of three years.
Under the
contract, DETM guarantees to meet the Registrant's supply requirements. The Registrant, however, must purchase all of its gas supply exclusively from DETM. Under the contract, the Registrant will transfer responsibility for its pipeline capacity resources, storage contracts, and LNG capacity to DETM. As a result, the Registrant's gas inventories at September 30, 1997 of approximately $18 million will be sold for book value to the supplier on October 1, 1997.

As a result of Federal Energy Regulatory Commission (FERC) Order 636 and other related orders (the Orders), pipeline transportation companies have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipeline's customers, including the Registrant. The Registrant estimates its transition costs to be approximately $21.7 million, of which $16.2 million has been included in the GCC and collected from customers through September 30, 1997. The remaining minimum obligation of $5.5 million has been recorded in the accompanying consolidated balance sheet along with a regulatory asset anticipating future recovery. As part of the above supply contract, DETM will assume liability for these transition costs during the contract's three-year term. At the end of the three-year term of the contract, the Registrant will assume any remaining liability, which cannot be estimated at September 30, 1997.

E. ENVIRONMENTAL MATTERS

Federal, state and local laws and regulations establishing standards and requirements for the protection of the environment have increased in number and in scope within recent years. The Registrant cannot predict the future impact of such standards and requirements which are subject to change and can take effect retroactively. The Registrant continues to monitor the status of these laws and regulations. Such monitoring involves the review of past activities and current operations, and may include expending funds to investigate or clean up certain sites. To the best of its knowledge, subject to the following paragraphs, the Registrant believes it is in substantial compliance with such laws and regulations.

At September 30, 1997, the Registrant was aware of four sites at which future costs may be incurred.

The Registrant has been designated as a "potentially responsible party" (PRP) under the Comprehensive Environmental Response Compensation and Liability Act of 1980 at two sites in Plympton, Massachusetts on which waste material is alleged to have been deposited by disposal contractors employed in the past either directly or indirectly by the Registrant and other PRPs. With respect to one of the Plympton sites, the Registrant has joined with other PRPs in entering into an Administrative Consent Order with the Massachusetts Department of Environmental Protection. The costs to be borne by the Registrant, in connection with both Plympton sites, are not anticipated to be material to the financial condition of the Registrant.

During 1995, the Registrant voluntarily began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of September 30, 1997, approximately $1.8 million has been spent primarily on studies at this site. In accordance with state laws, such a voluntary study is monitored by Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at the site. The Registrant has completed the study, which indicated that remediation will be required. The Registrant has several remediation options for the site and is currently negotiating with DEM and contractors to arrive at the best alternative. At September 30, 1997, the Registrant has compiled a preliminary range of costs based on remediation alternative, ranging from $1.7 million to in excess of $5.0 million. However, because of the uncertainties associated with environmental assessment and remediation activities, the future cost of remediation could be higher than the alternatives noted above. Based on the proposals for remediation work, the Registrant has accrued $1.7 million at September 30, 1997, for anticipated future remediation costs at this site.

Tests conducted following the discovery of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center in 1996 confirm the existence of contaminants at this site. The Registrant is currently conducting tests at this site, the costs of which are being shared equally with the prior owner, to determine the nature and extent of the contamination. Due to the fact that the testing is in its early stages, management cannot conclude as to whether any remediation will be required at this site. In addition, in 1997, contamination from scrapped meters and regulators was discovered at this site. The Registrant has reported this to the DEM and the Rhode Island Department of Health and is in the process of remediation. It is anticipated that remediation will cost between $50,000 and $100,000. Accordingly, the Registrant has accrued $50,000 at September 30, 1997 for anticipated future remediation costs.

In prior rate cases filed, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Accordingly, environmental investigation costs of approximately $2.3 million and an estimated $1.7 million for environmental remediation costs have been charged to the accumulated depreciation reserve at September 30, 1997. Of the environmental investigation costs incurred, approximately $0.9 million and $1.0 million were recorded in the years ended September 30, 1997 and 1996, respectively, while the remainder were incurred in prior years.

Due to the materiality of the Registrant's environmental investigation and remediation expenditures, the Registrant sought new treatment of these amounts. As a result, included in the Price Stabilization Plan Settlement Agreement described in Note

9, which is effective October 1, 1997, all environmental investigation and remediation costs incurred through September 30, 1997, as well as all costs incurred during the three-year term of the Plan, will be amortized over a 10-year period.

Additionally, it is the Registrant's practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental related costs.

Effective October 1, 1997, the Registrant will adopt the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities". This Statement provides authoritative guidance for recognition, measurement, display, and disclosure of environmental remediation liabilities in financial statements. SOP 96-1 is not expected to have a material impact on the Registrant's financial position or results of operation upon adoption.

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

F. FUEL ASSISTANCE PROGRAM

The Registrant participates in the State of Rhode Island's Fuel Assistance Program, the Percentage of Income Payment Plan. As a result, the Registrant has agreed to accept partial payment on certain customer accounts from various state agencies. As of September 30, 1997, $629,000 was due from the State of Rhode Island related to gas consumed by customers over the last two years.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value disclosures for the following financial instruments:

Cash, Cash Equivalents and Short-Term Debt
------------------------------------------

The carrying amount approximates fair value due to the short-term maturity of these instruments.

Long-Term Debt and Preferred Stock
----------------------------------

The fair value of long-term debt and preferred stock is estimated based on currently quoted market prices for similar types of issues.

The carrying amounts and estimated fair values of the Registrant's financial instruments at September 30, 1997 and 1996 are as follows (in thousands):



                                   1997               1996
                                  -------            -------

                             Carrying  Fair     Carrying  Fair
                             Amount    Value    Amount    Value
                             --------  -------  --------  -------

Cash and cash equivalents     $   778  $   778   $   923  $   923
Short-term debt                20,410   20,410    20,800   20,800
Long-term debt                 76,079   84,039    74,478   77,924
Preferred stock                 6,400    7,030     8,000    8,395

The difference between the carrying amount and the fair value of the Registrant's preferred stock and long-term debt, if they were settled at amounts reflected above, would be recovered in the Registrant's rates over a prescribed amortization period. Accordingly, any settlement should not result in a material impact on the Registrant's financial position or results of operations.

9.  RATE CHANGES

A. Price Stabilization Plan Settlement Agreement

In August 1997, the RIPUC approved the Price Stabilization Plan Settlement Agreement (Energize R.I. or the Plan) among the Registrant, the Rhode Island Division of Public Utilities and Carriers (the Division), The Energy Council of Rhode Island, and the George Wiley Center. Effective for the period from October 1, 1997 to September 30, 2000, Energize R.I. provides customers with a price decrease of approximately four percent in addition to a three-year price freeze. Under Energize R.I., the GCC will be suspended for the entire term. Energize R.I. also requires the Registrant to make significant capital investments to improve its distribution system. Capital investments required by Energize R.I. are estimated to total approximately $26 million over its three-year term. In addition, Energize R.I. requires the Registrant to fund the Low-Income Assistance Program at an annual level of $1 million, the Demand Side Management Rebate Program at an annual level of $500,000 and the Low-Income Weatherization Program at an annual level of $200,000. Energize R.I. also continues the process of unbundling by requiring the Registrant to provide unbundled service offerings up to 10 percent per year of firm system throughput.

As part of Energize R.I., the Registrant will amortize approximately $4 million of environmental costs previously charged to the accumulated depreciation reserve. These costs and all environmental costs incurred during the term of the Plan will be amortized over a 10-year period. In addition, as part of the Plan, the Registrant will write-off approximately $1.5 million of previously deferred revenues in October 1997.

Under Energize R.I., the Registrant may earn up to 10.9 percent annually on its average common equity of up to $81.0 million, $86.2 million, and $92.0 million in fiscal 1998, 1999, and 2000, respectively. In addition, the Registrant may not earn less than a seven percent return on average common equity under the Plan. In the event that the Registrant earns in excess of 10.9 percent or less than seven percent, the Registrant will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner to be determined by all parties and approved by the RIPUC.

B. Rate Increase

In February 1995, the Registrant filed for rate relief requesting an approximate eight percent general rate increase. The major issues contributing to the rate request were an increase in depreciation due to capital spending, an increase in working capital needs, and an increase in capital expenditures.

On November 17, 1995, the RIPUC issued its decision on the rate request made by the Registrant in February 1995. In its decision, the RIPUC authorized the Registrant to increase its rates to recover additional annual revenues in the amount of $3,990,000. Subsequent to the issuance of the rate decision, the RIPUC approved the Registrant's motion to reconsider a revenue adjustment of $171,572. That approval increased the overall rate increase to $4,161,572.

10.  HEDGING

On October 8, 1996, the RIPUC approved a one-year Pilot Hedging Program Settlement Agreement (the "Settlement Agreement")between the Registrant and the Division. The Agreement allowed the Registrant to use options, including calls, puts and collars, in order to reduce the impact of changes in the price of natural gas. The total expenditures for the purchase and exercise of Financial Risk Management (FRM) tools and the net proceeds from the sale of FRM tools were flowed through the Variable Gas Cost component of the GCC and could not exceed $800,000. The total expenditures made under the program in 1997, net of sales proceeds, were approximately $154,000.

The Registrant did not hold any open contracts at September 30, 1997. The Settlement Agreement expired on September 30, 1997. The Settlement Agreement was not extended since its objectives were met through the Price Stabilization Plan Settlement Agreement described in Note 9.

11.  NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces the presentation of primary earnings per share with the presentation of basic earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by weighted average number of common shares outstanding for the period. Earnings per share calculated under SFAS No. 128 would have been unchanged for the periods presented.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SAFS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 131, which is effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. These statements require additional disclosure only and will not affect the financial position or results of operations of the Registrant.

12.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following is unaudited quarterly financial information for the two years ended September 30, 1997 and 1996. Quarterly variations between periods are caused primarily by the seasonal nature of gas sales and the availability of gas.

(thousands, except per share amounts)
                                            Quarter Ended
                               ---------------------------------------
                               Dec. 31   Mar. 31   June 30   Sept. 30
                               --------  --------  --------  ---------
Fiscal 1997
----------------------------------------------------------------------
Operating revenues              $61,673   $76,590  $40,679    $31,731
Operating income (loss)           6,216     8,568    2,148     (1,101)
Net income (loss)
 applicable to
 common stock                     4,284     6,640      329     (3,108)
Net income (loss) per share
  applicable to
  common stock*                    3.44      5.34      .26      (2.49)

Fiscal 1996
----------------------------------------------------------------------
Operating revenues              $57,270   $79,261  $42,522    $31,548
Operating income (loss)           6,289     9,376      898       (935)
Net income (loss)
  applicable to common
  stock                           4,880     7,419     (921)    (2,764)
Net income (loss) per share
  applicable to
  common stock*                    3.92      5.97     (.74)     (2.22)


* Calculated on the basis of weighted average shares outstanding during the quarter.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of Providence Gas Company:

  We have audited the accompanying consolidated balance sheets and the consolidated statements of capitalization of Providence Gas Company (a Rhode Island corporation and wholly-owned subsidiary of Providence Energy Corporation) as of September 30, 1997 and 1996, and the related consolidated statements of income, changes in common stockholders' investment and cash flows for each of the three years in the period ended September 30, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Providence Gas Company as of September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index to the financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
Boston, Massachusetts
November 4, 1997

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The following information is furnished with respect to the executive officers of the Registrant:


                                                                Year Office
Name and Age                       Office                       First Held
------------                       ---------------              -----------
James H. Dodge          (57)  Chairman, President and Chief
                              Executive Officer                     1992

James DeMetro           (49)  Senior Vice President, Energy
                              Services                              1996

Gary S. Gillheeney      (42)  Senior Vice President, Chief
                              Financial Officer and
                              Treasurer                             1996

Robert W. Owens         (49)  Senior Vice President, Gas
                              Distribution                          1996

Alycia L. Goody         (45)  Vice President, General Counsel
                              and Secretary                         1994

James A. Grasso         (43)  Vice President, Public and
                              Government Affairs                    1997

William D. Mullin       (49)  Vice President, Economic
                              Development and Operations            1996

Bruce G. Wilde          (51)  Vice President, Administration
                              and Assistant Secretary               1996

Gary L. Beland          (47)  Assistant Vice President,
                              Gas Supply                            1996

Peter J. Gill           (38)  Controller and Assistant
                              Treasurer                             1996

Timothy S. Lyons        (36)  Assistant Vice President,
                              Pricing and Regulation                1996


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

  Mr. DeMetro was elected Senior Vice President, Energy Services in February of 1996. For four years prior thereto, Mr. DeMetro served the Registrant as Vice President, Energy Services. For more than five years prior thereto, Mr. DeMetro served the Brooklyn Union Gas Company, a regulated natural gas utility, in various management

                                     III-1
positions, most recently as Manager, Rates and Regulation.

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

  Mr. Grasso was elected Vice President, Public and Government Affairs in May of 1997. For three years prior thereto, Mr. Grasso served as Director of Public and Government Relations of PanEnergy Corporation and Algonquin Gas Transmission Company. For ten years prior thereto, Mr. Grasso served as Manager of Land, Public and Government Relations of Algonquin Gas Transmission Company.

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

                                     III-2

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

                                     III-3

DIRECTORS OF THE REGISTRANT
---------------------------

  The following information is furnished with respect to the Directors of the Registrant.


    Name                       Director Since   Expiration of Term
    ----                       --------------   ------------------
Gilbert R. Bodell, Jr.              1980                1998

James H. Dodge                      1991                2000

John H. Howland                     1993                1999

Douglas H. Johnson                  1993                1999

William Kreykes                     1996                1999

Paul F. Levy                        1995                1998

Romolo A. Marsella                  1993                1999

M. Anne Szostak                     1995                1998

Kenneth W. Washburn                 1975                2000

W. Edward Wood                      1995                1998


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

  John H. Howland is President and Chief Executive Officer, Original Bradford Soap Works, Inc. (textiles).

  Douglas H. Johnson is President and Managing Partner, M. Van Leesten Associates, Inc. (business and urban planning consultants) since October 1991; from 1980 to October 1991: President and Chief Executive Officer, Peerless Precision, Inc. (aerospace manufacturing company).

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

                                     III-4

  Romolo A. Marsella is President, Marsella Development Corporation (real estate development).

  M. Anne Szostak is Senior Vice President, Fleet Financial Group; from 1991 to 1995: Chairman of the Board, Fleet Bank of Maine; from 1991 to 1994: President and Chief Executive Officer, Fleet Bank of Maine; and from 1988 to 1991: Vice President, Fleet Financial Group.

  Kenneth W. Washburn is Chairman and President, Union Wadding company (manufacturers of non-woven textiles).

  W. Edward Wood is President and Chief Executive Officer, Coaxial Communications of Central Ohio and Coaxial Communications of Southern Ohio (Effective January 1998). From 1991 to 1997: President, BDS Management Group (management and consulting services to a variety of private businesses); from November 1990 to May 1991: Chief of Staff to Governor-elect and Governor of Rhode Island: from January to November 1990; Chief of Staff, Phoenix Associates III (private investment group).

                                     III-5

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

  For the information called for by this item, reference is made to pages 7 to 14 of the Providence Energy Corporation's proxy statement filed December 16, 1997 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 15, 1998.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

                          THE PROVIDENCE GAS COMPANY
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

(a)  Financial Statements and Schedules
     ----------------------------------

Consolidated Balance Sheets--September 30, 1997 and 1996
Consolidated Statements of Income for the years ended September 30, 1997, 1996 and 1995
Consolidated Statements of Cash Flows for the years ended September 30, 1997, 1996 and 1995
Consolidated Statements of Capitalization--September 30, 1997 and 1996 Consolidated Statements of Changes in Common Stockholder's Investment for the years ended September 30, 1997, 1996 and 1995
Notes to Consolidated Financial Statements
Report of Independent Public Accountants

Schedule II.  Reserves for the years ended September 30, 1997, 1996 and 1995.

 Schedules I to XIII not listed above are omitted as not applicable or not required under Regulation S-X.

(b)  Reports on Form 8-K
     -------------------

      No reports were filed on Form 8-K during the latest quarter of the Registrant's fiscal year ended September 30, 1997.

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

10.2 Management contract dated October 29, 1997 between James H. Dodge, Chairman, President and Chief Executive Officer of the Registrant.

10.3 Management contract dated October 29, 1997 between James DeMetro, Senior Vice President, Energy Services of the Registrant.

10.4 Management contract dated October 29, 1997 between Robert W. Owens, Senior Vice President, Gas Distribution of the Registrant.

10.5 Management contract dated October 29, 1997 between Gary S. Gillheeney, Senior Vice President, Chief Financial Officer and Treasurer of the Registrant.

10.6 Management contract dated October 29, 1997 between Alycia L. Goody, Vice President, General Counsel and Secretary of the Registrant.

10.7 Management contract dated October 29, 1997 between William D. Mullin, Vice President, Economic Development and Operations of the Registrant.

10.8 Management contract dated October 29, 1997 between Bruce G. Wilde, Vice President, Administration and Assistant Secretary of the Registrant.

22    Subsidiaries of the Registrant.

Supplemental Schedule


                                        Schedule II
                            PROVIDENCE GAS COMPANY
                            ----------------------
                         RESERVES FOR THE YEARS ENDED
                         ----------------------------
         SEPTEMBER 30, 1997, SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
         -------------------------------------------------------------
                            (Thousands of Dollars)


                                                                    Charges
                                                                    for
                                                                    Which
                                        Additions                   Reserves
                              Balance   Charged       Other         Were      Balance
                              9/30/96   to Operations Add (Deduct)  Created   9/30/97
                              -------   ------------- ------------ --------   -------
RESERVES DEDUCTED FROM
  ASSETS:
  Accounts receivable
    Allowance for
     doubtful accounts        $ 2,974      $ 4,872     $    --     $ 6,156    $ 1,690
    Allowance for lease
     receivables -
       current                     --
       other                        9           94          --          54         49
                              -------      -------     -------     -------    -------
    Total                     $ 2,983      $ 4,966     $    --     $ 6,210    $ 1,739
                              =======      =======     =======     =======    =======
  Allowance for lease
    receivables -
      long-term               $   403      $   138     $    --     $   140    $   401
                              =======      =======     =======     =======    =======

DEFERRED CREDITS AND
  RESERVES:
  Accumulated deferred
     income taxes             $19,903      $   695     $    --     $    --    $20,598
                              -------      -------     -------     -------    -------
  Unamortized investment
   tax credit                   2,510           --          --         156      2,354
                              -------      -------     -------     -------    -------
   Other-
     Liability and
       damage reserve             561          281          --         221        621
     Other                      7,407        1,267         915(B)      518      9,071
                              -------      -------     -------     -------    -------
       Total other              7,968        1,548         915         739      9,692
                              -------      -------     -------     -------    -------
       Total deferred
         credits and
          reserves            $30,381      $ 2,243     $   915     $   895    $32,644
                              =======      =======     =======     =======    =======

                                                                      Charges
                                                                      for
                                                                      Which
                                        Additions                     Reserves
                              Balance   Charged         Other         Were      Balance
                              9/30/95   to Operations   Add (Deduct)  Created   9/30/96
                              -------   -------------   ------------  -------   -------
RESERVES DEDUCTED FROM
  ASSETS:
  Accounts receivable
    Allowance for
     doubtful accounts        $ 1,916      $4,884       $   --         3,826    $ 2,974
    Allowance for lease
      receivables -
       current                    313          --           --           313         --
       other                       80          17           --            88          9
                              -------      ------       ------        ------     ------
    Total                     $ 2,309      $4,901       $   --        $4,227    $ 2,983
                              =======      ======       ======        ======    =======
    Allowance for lease
      receivables -
        long-term             $   651      $1,179       $   --        $1,427    $   403
                              =======      ======       ======        ======    =======

DEFERRED CREDITS AND
  RESERVES:
  Accumulated deferred
    income taxes              $17,892      $1,968       $   43(C)     $   --    $19,903
                              -------      ------       ------        ------    -------
  Unamortized investment
   tax credit                   2,668          --           --           158      2,510
                              -------      ------       ------        ------    -------
  Other-
    Liability and
      damage reserve              334         520           --           293        561
  Other                         5,140       1,303        1,727(B)        763      7,407
                              -------      ------       ------        ------    -------
      Total other               5,474       1,823        1,727         1,056      7,968
                              -------      ------       ------        ------    -------
      Total deferred
        credits and
         reserves             $26,034      $3,791       $1,770        $1,214    $30,381
                              =======      ======       ======        ======    =======

                                                                       Charges
                                                                       for
                                                                       Which
                                         Additions                     Reserves
                               Balance   Charged          Other        Were       Balance
                               9/30/94   to Operations  Add (Deduct)   Created    9/30/95
                               -------   -------------  ------------   -------    --------
RESERVES DEDUCTED FROM
  ASSETS:
  Accounts receivable
    Allowance for
     doubtful accounts         $ 2,606     $3,113       $    --        $3,803     $ 1,916
    Allowance for lease
      receivables -
      current                      347         --            --            34         313
      other                         80         --            --            --          80
                               -------     ------       -------        ------     -------
    Total                      $ 3,033     $3,113       $    --        $3,837     $ 2,309
                               =======     ======       =======        ======     =======
  Allowance for lease
    receivables -
      long-term                $   951     $   --       $  (200)       $  100     $   651
                               =======     ======       =======        ======     =======

DEFERRED CREDITS AND
  RESERVES:
  Accumulated deferred
    income taxes               $14,786     $2,010       $ 1,096(C)     $   --     $17,892
                               -------     ------       -------        ------     -------
  Unamortized investment
    tax credit                   2,826         --            --           158       2,668
                               -------     ------       -------        ------     -------
  Other-
    Liability and
      damage reserve               421        400            --           487         334
    Other                        5,735        621           408(A)      1,624       5,140
                               -------     ------       -------        ------     -------
      Total other                6,156      1,021           408         2,111       5,474
                               -------     ------       -------        ------     -------
      Total deferred
        credits and
         reserves              $23,768     $3,031       $ 1,504        $2,269     $26,034
                               =======     ======       =======        ======     =======


(A)  Includes adjustment to the regulatory pension liability.
(B) Principally an accrual for environmental investigation and remediation costs in addition to adjustment to the regulatory pension liability.
C) Represents adjustment to the regulatory asset and liability for FAS No. 109 activity.

               Date December 23, 1997
                    --------------------------------------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                           Title                         Date
    ---------                           -----                         ----
/s/ JAMES H. DODGE             Chairman, President, and CEO         12-23-97
----------------------------  (Principal Executive Officer)         --------
James H. Dodge


/s/ GARY S. GILLHEENEY         Senior Vice President,               12-23-97
----------------------------   Chief Financial Officer and          --------
Gary S. Gillheeney             Treasurer


/s/ GILBERT R. BODELL, JR.     Director                             12-23-97
----------------------------                                        --------
Gilbert R. Bodell, Jr.

/s/ JOHN H. HOWLAND            Director                             12-23-97
----------------------------                                        --------
John H. Howland

/s/ DOUGLAS H. JOHNSON         Director                             12-23-97
----------------------------                                        --------
Douglas H. Johnson

/s/ WILLIAM KREYKES            Director                             12-23-97
----------------------------                                        --------
William Kreykes

/s/ PAUL F. LEVY               Director                             12-23-97
----------------------------                                        --------
Paul F. Levy

/s/ ROMOLO A. MARSELLA         Director                             12-23-97
----------------------------                                        --------
Romolo A. Marsella

/s/ M. ANNE SZOSTAK            Director                             12-23-97
----------------------------                                        --------
M. Anne Szostak

/s/ KENNETH W. WASHBURN        Director                             12-23-97
----------------------------                                        --------
Kenneth W. Washburn

/s/ W. EDWARD WOOD             Director                             12-23-97
----------------------------                                        --------
W. Edward Wood
