Form 10-Q
period 1997-12-31
PROVIDENCE GAS CO
filed 1998-02-17
CIK 80812

                           THE PROVIDENCE GAS COMPANY

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended              December 31, 1997
                           ------------------------------

                          OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number            0-1160
                       --------------------------

                       THE PROVIDENCE GAS COMPANY
        --------------------------------------------------
      (Exact name of registrant as specified in its charter)

                   Rhode Island                       05-0203650
          -----------------------------------------------------------
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)           Identification No.)

                   100 Weybosset Street, Providence, Rhode Island  02903
        ----------------------------------------------------------------
             (Address of principal executive offices)
                        (Zip Code)

                                 401-272-5040
              --------------------------------------------------
              Registrant's telephone number, including area code
--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

  Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
    ---    ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

Common Stock, $1.00 par value; 1,243,598 shares outstanding at
--------------------------------------------------------------
February 13, 1998.
------------------

                          THE PROVIDENCE GAS COMPANY

                                   FORM 10-Q

                               DECEMBER 31, 1997


                                                                        PAGE
PART I:      FINANCIAL INFORMATION

Item 1       Financial Statements

             Consolidated Statements of Income for the
             three and twelve months ended
             December 31, 1997 and 1996                                  I-1

             Consolidated Balance Sheets as of
             December 31, 1997, December 31, 1996
             and September 30, 1997                                      I-2

             Consolidated Statements of Cash Flows for the
             three months ended December 31, 1997 and 1996               I-3

             Consolidated Statements of Capitalization as of
             December 31, 1997, December 31, 1996
             and September 30, 1997                                      I-4

             Notes to Consolidated Financial Statements                  I-5

Item 2       Management's Discussion and Analysis of
             Financial Condition and Results of Operations               I-9

PART II:     OTHER INFORMATION

Item 6       Exhibits and Reports on Form 8-K                            II-1

             Signature                                                   II-2

PART I.  FINANCIAL INFORMATION
-------  ---------------------
ITEM I.  FINANCIAL STATEMENTS
-------  --------------------


                                            THE PROVIDENCE GAS COMPANY
                                       -------------------------------------
                                         CONSOLIDATED STATEMENTS OF INCOME
                                       -------------------------------------
                                         FOR THE PERIODS ENDED DECEMBER 31
                                       -------------------------------------
                                                    (Unaudited)
                                       -------------------------------------

                                          THREE MONTHS          TWELVE MONTHS
                                       -------------------  --------------------
                                         1997       1996       1997      1996
                                       --------   --------   --------   --------
                                         (thousands, except per share amounts)
Operating revenues                     $ 59,200   $ 61,673   $208,200   $215,004
Cost of gas sold                         32,333     35,673    114,017    122,580
                                       --------   --------   --------   --------

 Operating margin                        26,867     26,000     94,183     92,424
                                       --------   --------   --------   --------

Operating expenses:
 Operation and maintenance               11,318     11,004     47,449     47,618
 Depreciation and amortization            3,454      3,019     12,840     11,792
 Taxes -
  State gross earnings                    1,756      1,770      6,009      6,220
  Local property and other                1,879      1,689      7,623      6,829
  Federal income                          2,246      2,302      4,433      4,410
                                       --------   --------   --------   --------

Total operating expenses                 20,653     19,784     78,354     76,869
                                       --------   --------   --------   --------

Operating income                          6,214      6,216     15,829     15,555

Other, net                                  157         72        456        426
                                       --------   --------   --------   --------

Income before interest expense            6,371      6,288     16,285     15,981
                                       --------   --------   --------   --------

Interest expense:
 Long-term debt                           1,490      1,520      6,012      6,096
 Other                                      526        349      1,786      1,296
 Interest capitalized                       (82)       (39)      (263)      (125)
                                       --------   --------   --------   --------
                                          1,934      1,830      7,535      7,267
                                       --------   --------   --------   --------

Net income                                4,437      4,458      8,750      8,714

Dividends on preferred stock               (139)      (174)      (591)      (696)
                                       --------   --------   --------   --------

Net income applicable to
 common stock                          $  4,298   $  4,284   $  8,159   $  8,018
                                       ========   ========   ========   ========
Earnings per common share                 $3.46      $3.44      $6.56      $6.45
                                       ========   ========   ========   ========
Dividends paid per common share            $.96       $.96      $3.84      $3.76
                                       ========   ========   ========   ========
Weighted average common shares
 outstanding                            1,243.6    1,243.6    1,243.6    1,243.6
                                       ========   ========   ========   ========

                                                           THE PROVIDENCE GAS COMPANY
                                              ------------------------------------------------
                                                          CONSOLIDATED BALANCE SHEETS
                                              ------------------------------------------------
                                                                 (Unaudited)
                                              ------------------------------------------------
                                                                 (Thousands)

                                               December 31,    December 31,       September 30,
                                                   1997            1996               1997
                                               ------------------------------------------------
ASSETS
------
Gas plant, at original cost                        $295,994        $275,223         $   290,614
 Less - Accumulated depreciation and
   utility plant acquisition adjustments            111,631         101,294             108,478
                                                   --------        --------         -----------
                                                    184,363         173,929             182,136
                                                   --------        --------         -----------
Current assets:
 Cash and temporary cash investments                  3,674           2,535                 778
 Accounts receivable, less allowance of
   $1,924 at 12/31/97, $2,793 at 12/31/96
   and $1,739 at 9/30/97                             38,549          31,962              13,120
 Unbilled revenues                                   10,809          10,341               2,658
 Deferred gas costs                                       -          15,518               7,151
 Inventories, at average cost -
   Liquefied natural gas, propane and
    underground storage                                   -          14,741              18,001
   Materials and supplies                             1,077           1,089               1,166
 Prepaid and refundable taxes                         1,962           2,531               3,293
  Prepayments                                           604             780                 966
                                                   --------        --------         -----------
                                                     56,675          79,497              47,133
                                                   --------        --------         -----------
Deferred charges and other assets                    12,484          13,293              12,874
                                                   --------        --------         -----------

   Total assets                                    $253,522        $266,719         $   242,143
                                                   ========        ========         ===========
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization (see accompanying
statement)                                         $158,090        $156,716         $   157,012
                                                   --------        --------         -----------
Current liabilities:
 Notes payable                                       32,310          38,000              20,410
 Current portion of long-term debt                    3,654           2,029               3,707
 Accounts payable                                    12,546          24,608              16,114
 Accrued taxes                                        4,889           5,091               2,529
 Accrued vacation                                     1,545           1,637               1,658
 Customer deposits                                    3,406           3,913               3,430
 Other                                                4,273           4,036               4,639
                                                   --------        --------         -----------
                                                     62,623          79,314              52,487
                                                   --------        --------         -----------
Deferred credits and reserves:
 Accumulated deferred Federal income
   taxes                                             20,823          20,113              20,598
 Unamortized investment tax credits                   2,315           2,471               2,354
 Other                                                9,671           8,105               9,692
                                                   --------        --------         -----------
                                                     32,809          30,689              32,644
                                                   --------        --------         -----------
Commitments and contingencies                             -               -                   -

Total capitalization and liabilities               $253,522        $266,719         $   242,143
                                                   ========        ========         ===========


                          THE PROVIDENCE GAS COMPANY
                          ---------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                    FOR THE THREE MONTHS ENDED DECEMBER 31
                    --------------------------------------
                                  (Unaudited)
                                  -----------
                                                            1997         1996
                                                   ------------------------------
                                                      (Thousands of Dollars)
Cash provided by (used for)
Operating Activities:
  Net income                                             $ 4,437     $  4,458
  Items not requiring cash:
    Depreciation and amortization-plant                    3,486        3,051
    Changes as a result of regulatory actions              1,500            -
    Deferred Federal income taxes                            225          210
    Amortization of investment tax credits                   (39)         (39)
    Changes in assets and liabilities
     which provided (used) cash:
      Accounts receivable                                 (7,428)     (17,961)
      Unbilled revenues                                   (8,151)      (8,008)
      Deferred gas costs                                     151       (2,390)
      Inventories                                             89        1,115
      Prepaid and refundable taxes                         1,331          684
      Prepayments                                            362          685
      Accounts payable                                     1,932        8,128
      Accrued taxes                                        2,360        3,224
      Accrued vacation, customer deposits
       and other                                            (503)      (1,003)
      Deferred charges and other                             230          793
                                                         -------     --------
  Net cash used for operations                               (18)      (7,053)
                                                         -------     --------

Investing Activities:
  Expenditures for property, plant and
    equipment, net                                        (5,713)      (5,470)
                                                         -------     --------

Financing Activities:
  Payments on long-term debt                              (1,940)      (1,697)
  Increase in notes payable, net                          11,900       17,200
  Cash dividends on preferred stock                         (139)        (174)
  Cash dividends on common stock                          (1,194)      (1,194)
                                                         -------     --------
  Net cash provided by financing activities                8,627       14,135
                                                         -------     --------

Increase in cash & temporary cash
  investments                                              2,896        1,612
Cash and temporary cash investments at
  beginning of period                                        778          923
                                                         -------     --------
Cash and temporary cash investments at                   $ 3,674     $  2,535
  end of period                                          =======     ========

Supplemental disclosures of cash flow information:
 Cash paid during the period-
   Interest (net of amount capitalized)                  $ 1,710     $  1,722
   Income taxes (net of refunds)                         $     -     $      3


                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (UNAUDITED)
                                  -----------
                                  (Thousands)

                                        December 31,  December 31,  September 30,
                                            1997         1996           1997
                                        -----------------------------------------

Common stockholders' investment:

Common stock, $1 par
    Authorized - 2,500 shares
    Outstanding - 1,244 as of 12/31/97,
                  12/31/96 and 9/30/97    $  1,244      $  1,244      $  1,244
  Amount paid in excess of par              37,546        37,687        37,685
  Retained earnings                         42,415        39,033        39,311
                                          --------      --------      --------
Total common equity                         81,205        77,964        78,240
                                          --------      --------      --------

Cumulative preferred stock:

  Redeemable 8.70% Series, $100 par
  Authorized - 80 shares
  Outstanding - 64 shares as of
    12/31/97, 9/30/97 and 80 shares          6,400         8,000         6,400
                                          --------      --------      --------
    as of 12/31/96

Long-term debt:

  First Mortgage Bonds                      69,600        71,200        71,200
  Other long-term debt                       2,988             -         3,207
  Capital Leases                             1,551         1,581         1,672
                                          --------      --------      --------

Total long-term debt                        74,139        72,781        76,079

Less current portion                         3,654         2,029         3,707
                                          --------      --------      --------

Long-term debt, net                         70,485        70,752        72,372
                                          --------      --------      --------

Total capitalization                      $158,090      $156,716      $157,012
                                          ========      ========      ========


                          THE PROVIDENCE GAS COMPANY

                  Notes to Consolidated Financial Statements


Accounting Policies
-------------------

     It is the Registrant's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to a fair statement of the results for the periods reported; however, such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Registrant's operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein when read with the annual report for 1997 filed on Form 10-K are adequate to make the information presented not misleading.

Rates and Regulation
--------------------

     The Registrant is subject to the regulatory jurisdiction of the Rhode Island Public Utilities Commission (RIPUC) with respect to rates and charges, standards of service, accounting and other matters. In August 1997, the RIPUC approved the Price Stabilization Plan Settlement Agreement, (the Plan or Energize R.I.) among the Registrant, the Rhode Island Division of Public Utilities and Carriers (the Division), The Energy Council of Rhode Island, and the George Wiley Center. Effective October 1, 1997 through September 30, 2000, Energize R.I. provides customers with an initial price decrease of approximately four percent and a three-year price freeze. In connection with the price decrease, the Registrant will write-off and not recover $1.5 million of previously deferred gas costs. Under Energize R.I., the Gas Charge Clause (GCC) will be suspended for the entire three-year term of the Plan. Any excess or deficiency between amounts billed and actual incurred gas costs will be retained or borne by the Registrant. Energize R.I. also requires the Registrant to make significant capital investments to improve its distribution system. Capital investments required by Energize R.I. are estimated to total approximately $26 million over its three-year term. In addition, the Registrant is required to fund the Demand Side Management Rebate Assistance Program and the Low Income Weatherization Program at annual levels of $.5 million and $.2 million, respectively. Energize R.I. also calls for the Registrant to fund the Low Income Assistance Program at an annual level of $1.0 million. Finally, Energize R.I. continues the process of unbundling by requiring the Registrant to provide unbundled service offerings for up to 10 percent per year of firm system throughput.

     As part of Energize R.I., the Registrant will amortize over a ten year period approximately $4.0 million of environmental costs previously charged to the accumulated depreciation reserve. All environmental costs incurred during the term of Energize R.I. will also be amortized over a ten year period.

     Under Energize R.I. the Registrant may earn up to 10.9 percent annually on its average common equity of up to $81.0 million, $86.2 million and $92.0 million in fiscal 1998, 1999, and 2000, respectively. In addition, the Registrant may not earn less than a 7 percent return on average common equity under the Plan. In the event that the Registrant earns in excess of 10.9 percent or less than 7 percent, the Registrant will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the

Plan will be refunded to or recovered from customers in a manner determined by all parties and approved by the RIPUC.

     The Integrated Resource Plan (IRP) will be terminated as a result of Energize R.I. In addition to the funding for the demand side management program and low income weatherization and assistance programs, the IRP provided for a performance-based ratemaking mechanism. The Registrant was able to record its annual share of the performance-based ratemaking mechanism in both 1997 and 1996, which resulted in a $1.5 million increase to operating margin in each of those years. As part of the performance-based ratemaking mechanism, the Registrant was allowed a credit of approximately $3.0 million in non-firm margin, subject to the Registrant's ability to generate sufficient gas cost savings for customers. In both fiscal 1997 and 1996, the Registrant achieved enough savings to earn $3.0 million in non-firm margin in each of those years. As a result of Energize R.I., the Registrant will only retain the actual margin earned from non-firm customers.

Gas Supply
----------

     The Registrant has entered into a full requirements contract with Duke Energy Trading and Marketing, LLC (DETM) to provide all of its gas supply needs beginning October 1, 1997 and continuing through September 30, 2000. DETM will provide all gas supplies required by the Registrant, while the Registrant is committed to purchase all supplies exclusively from DETM. Supplies required by the Registrant's firm sales customers will be purchased at a single, fixed commodity price for the entire contract period. In order to provide this service, DETM, for the contract period, will take responsibility for the Registrant's pipeline capacity resources not previously released, all storage contracts and all LNG capacity. Under the contract, DETM has purchased all working gas in storage including both LNG and contract storage as of October 1, 1997. Gas inventories purchased were valued at approximately $18 million, of which $9 million has been collected from DETM. The remaining $9 million is included in the accounts receivable balance in the accompanying consolidated balance sheet. All supply resources assigned to DETM will revert back to the Registrant on October 1, 2000. The contract was entered into following a competitive bidding process.

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

     At December 31, 1997, the Registrant is aware of four sites at which future costs may be incurred.

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

     During 1995, the Registrant voluntarily began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of December 31, 1997, approximately $1.9 million has been spent primarily on studies at this site. In accordance with state laws, such a voluntary study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at this site. The Registrant has completed the study which indicated that remediation will be required. The Registrant has several remediation options for the site and is currently negotiating with DEM and contractors to arrive at the best alternative. At December 31, 1997, the Registrant has compiled a preliminary range of costs based on remediation alternatives, ranging from $1.7 million to in excess of $5.0 million. However, because of the uncertainties associated with environmental assessment and remediation activities, the future cost of remediation could be higher than the alternatives noted above. Based on the proposals for remediation work, the Registrant has accrued $1.7 million at December 31, 1997 for anticipated future remediation costs at this site.

     Tests conducted following the discovery in 1996 of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center confirmed the existence of contaminants at this site. The Registrant is currently conducting tests at this site, the costs of which are being shared equally with the prior owner, to determine the nature and extent of the contamination. Due to the early stages of investigation, management cannot offer any conclusions as to whether any remediation will be required at this site. In addition, in the first quarter of 1997, contamination from scrapped meters and regulators was discovered at this site. The Registrant has reported this to the DEM and the Rhode Island Department of Health and is in the process of remediation. It is anticipated that remediation will cost between $50,000 and $100,000. Accordingly, the Registrant has accrued $50,000 at December 31, 1997 for anticipated future remediation costs.

     In prior rate cases filed, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Accordingly, environmental investigation costs of approximately $2.4 million and an estimated $1.7 million for environmental remediation costs have been charged to the accumulated depreciation reserve at December 31, 1997.

     Due to the magnitude of the Registrant's environmental investigation and remediation expenditures, the Registrant sought current recovery for these amounts. As a result, in accordance with the Price Stabilization Plan Settlement Agreement described in "Rates and Regulation", which became effective
                                   --------------------
October 1, 1997, all environmental investigation and remediation costs incurred through September 30, 1997, as well as all costs incurred during the three-year term of the Plan, will be amortized over a ten-year period. Additionally, it is the Registrant's practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental-related costs.

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

New Accounting Pronouncements
-----------------------------

     In October 1997, the Registrant adopted the Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces the presentation of primary earnings per share with the presentation of basic earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Basic earnings per share and diluted earnings per share are the same for all periods presented. Earnings per share for the prior periods presented have been unchanged when calculated under SFAS No. 128.

     Effective October 1, 1997, the Registrant adopted the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities". This Statement provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. The Registrant has recorded environmental remediation liabilities of approximately $1.7 million at December 31, 1997. SOP 96-1 did not have an impact on the Registrant's financial position or results of operations upon adoption. Also see "Environmental Matters".
          ---------------------

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. These statements require additional disclosure only and will not effect the financial position or results of operations of the Registrant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

The Providence Gas Company (the Registrant) and its subsidiary and their representatives may from time to time make written or oral statements, including statements contained in the Registrant's filings with the Securities and Exchange Commission (SEC), which constitute or contain "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations, and releases. All statements other than statements of historical facts included in this quarterly report regarding the Registrant's financial position and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward looking statement, the Registrant, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to: general economic, financial and business conditions; changes in, or the failure to comply with, government regulations; competition in the energy services sector; regional weather conditions; the availability and cost of natural gas; development and operating costs; the success and costs of advertising and promotional efforts; the availability and terms of capital; the business abilities and judgment of personnel; the ability of the Registrant to acquire and implement computer software that will be Year 2000 compliant; unanticipated environmental liabilities; the costs and effects of unanticipated legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies and asset valuations; and changes in business strategy.

RESULTS OF OPERATIONS

     For the current quarter and twelve month period, the Registrant's operating revenues have decreased, while operating margin and net income applicable to common stock have increased over the comparable period presented, as shown in the table below:

(thousands where applicable)


                          Three Months       Twelve Months
                        Ended December 31  Ended December 31

                          1997     1996      1997      1996
                         -------  -------  --------  --------

Operating revenues       $59,200  $61,673  $208,200  $215,004
                         =======  =======  ========  ========

Operating margin         $26,867  $26,000  $ 94,183  $ 92,424
                         =======  =======  ========  ========

Net income applicable
  to common stock        $ 4,298  $ 4,284  $  8,159  $  8,018
                         =======  =======  ========  ========


Operating Revenues and Operating Margin
---------------------------------------

During the latest quarter, the Registrant experienced weather that was 6.4 percent colder than the same quarter last year. This increase in colder weather resulted in increased margin of approximately $800,000. Additionally, Energize R.I. , which became effective October 1, 1997, provided additional net margin of approximately $600,000 during the current quarter. The additional net margin which resulted from freezing the GCC mechanism used previously to adjust for the over or underrecovery of gas costs was approximately $2.8 million. This $2.8 million of margin was offset by the write-off of $1.5 million of previously deferred gas costs, funding of the IRP programs of approximately $400,000 and a deferred revenue adjustment of approximately $300,000. The above margin increases were offset by a decrease in non-firm margin of approximately $400,000.

Operating and Maintenance Expenses
----------------------------------

Overall, operating and maintenance expenses increased approximately $300,000 or
2.9 percent from the same quarter last year and were stable for the twelve months ended December 31, 1997 when compared to same twelve month period last year. The increase in the current quarter over the same quarter last year is attributable to higher uncollectible revenues resulting from a decrease in collections as well as an increase in employee benefit expense due to a rise in health insurance premiums.

Depreciation and Amortization Expenses
--------------------------------------

Depreciation and amortization expense increased approximately $400,000 or 14.4 percent compared to the same quarter last year and approximately $1.0 million or
8.9 percent for the twelve months ended December 31, 1997 versus the same period last year. This increase is the result of capital spending during the past year and the amortization of previously deferred environmental costs. Effective October 1, 1997, the Registrant began amortizing environmental costs over a ten-year period in accordance with Energize R.I.

Taxes
-----

Taxes for the current quarter versus last year increased approximately $100,000 or 2.1 percent and increased approximately $600,000 or 3.5 percent for the current twelve month period versus last year. The increase in taxes, mainly local property and other, was the result of capital spending during the last twelve month period.

Interest Expense
----------------

Interest expense increased approximately $100,000 or 5.7 percent during the latest quarter compared to the same quarter last year and approximately $300,000 or 3.7 percent during the latest twelve months compared to the same twelve months last year. During the prior year, interest expense was offset by accrued interest on the underrecovery of gas costs that was due from ratepayers. Effective October 1, 1997, the Registrant froze the GCC mechanism in connection with Energize R.I. During the three-year term of the Plan, the Registrant will no longer accrue interest on the over or under collection of gas costs from ratepayers.

Future Outlook
--------------

Under Energize R.I. the Registrant may earn up to 10.9 percent annually on its average common equity of up to $81.0 million, $86.2 million, and $92.0 million in fiscal 1998, 1999 and 2000, respectively. In addition, the Registrant may not earn less than a seven percent return on average common equity. In the event that the Registrant earns in excess of 10.9 percent or less than seven percent, the Registrant will defer revenues or costs through a deferred revenue account. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner to be approved by the RIPUC.

In May 1996, the RIPUC approved a Rate Design Settlement Agreement among the Registrant, the Division, TEC-RI, and a consortium of oil heat organizations. The Agreement began a process of unbundling natural gas service in Rhode Island, enabling customers to choose their gas suppliers. The Agreement went into effect in June 1996. The initial step was available to approximately 120 of the largest commercial and industrial customers. In August 1997, the RIPUC approved a plan, called "Business Choice", to further unbundle services to an additional 3,400 medium and large commercial and industrial customers. The Registrant commenced Business Choice in December 1997. At December 31, 1997, the Registrant had approximately 1,000 firm transportation customers.

Liquidity and Capital Resources
-------------------------------

The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. For example, during the latest quarter, the Registrant's cash flow from changes in accounts receivable and unbilled revenue decreased approximately $15.6 million. These fluctuations are the result of higher monthly sales during the latest quarter and a moratorium on residential shut-offs during the heating season. Because of these increases, which negatively impact cash flow, the Registrant must borrow to maintain an appropriate level of liquidity. Management believes its available financings are sufficient to meet these seasonal needs.

Capital expenditures for the latest quarter of $5.7 million were fairly stable when compared to the $5.5 million last year. As a result of Energize R.I., the Registrant is committed to making significant capital improvements to its distribution system during the Plan's three-year term. These improvements will expand the distribution system into economically developing areas of Rhode Island as well as accelerate the replacement of mains and services. Capital expenditures for the remainder of the fiscal year are expected to be approximately $23.0 million. Anticipated capital expenditures during the three years of Energize R.I. are expected to total approximately $72 million.

During the current year, the Registrant intends to make a debt offering of $15 million to finance its capital expenditures.

During the next two years, the Registrant plans to upgrade significant portions of its computer software in connection with its decision to move towards a client server environment. The replacement of the software will provide the additional functionality necessary as the Registrant's business environment continues to change. The new software will also be Year 2000 compliant. The Registrant is continuing to assess its remaining computer applications for Year 2000 compliance and is currently unable to assess what impact future modifications, if any, will have on the Registrant's results of operations.

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

                    The Providence Gas Company
                    (Registrant)



                    BY: /s/  Gary S. Gillheeney
                       ------------------------
                       GARY S. GILLHEENEY
                       Senior Vice President,
                       Chief Financial Officer and
                       Treasurer


Date:  February 13, 1998
     -------------------