Form 10-Q
period 1998-03-31
PROVIDENCE GAS CO
filed 1998-05-15
CIK 80812

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended                March 31, 1998
                           ---------------------------------------------

            OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------   -------------------

Commission file number                        0-1160
                      --------------------------------------------------

                          THE PROVIDENCE GAS COMPANY
------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Rhode Island                                05-0203650
------------------------------------------------     -------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
             or organization)                        Identification No.)


             100 Weybosset Street, Providence, Rhode Island  02903
------------------------------------------------------------------------
                   (Address of principal executive offices)
(Zip Code)

                                 401-272-5040
------------------------------------------------------------------------
              Registrant's telephone number, including area code

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes  [X]   No  [_].



Common Stock, $1.00 par value; 1,243,598 shares outstanding at May 13, 1998.
----------------------------------------------------------------------------

                          THE PROVIDENCE GAS COMPANY
                                   FORM 10-Q
                                MARCH 31, 1998



PART I:          FINANCIAL INFORMATION                            PAGE

Item 1           Financial Statements

                 Consolidated Statements of Income for the
                 three, six and twelve months ended
                 March 31, 1998 and 1997                           I-1

                 Consolidated Balance Sheets as of
                 March 31, 1998, March 31, 1997 and
                 September 30, 1997                                I-2

                 Consolidated Statements of Cash Flows for the
                 six months ended March 31, 1998 and 1997          I-3

                 Consolidated Statements of Capitalization as of
                 March 31, 1998, March 31, 1997 and
                 September 30, 1997                                I-4

                 Notes to Consolidated Financial Statements        I-5

Item 2           Management's Discussion and Analysis of
                 Financial Condition and Results of Operations     I-9

PART II:         OTHER INFORMATION

Item 4           Submission of Matters to a Vote of Security
                 Holders                                          II-1

Item 6           Exhibits and Reports on Form 8-K                 II-1

                 Signature                                        II-2

PART I.  FINANCIAL INFORMATION
------   ---------------------
ITEM 1.  FINANCIAL STATEMENTS
------   --------------------


                           THE PROVIDENCE GAS COMPANY
                       ---------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                         FOR THE PERIODS ENDED MARCH 31
                       ---------------------------------
                                  (Unaudited)
                                  -----------

                                      THREE MONTHS            SIX MONTHS           TWELVE MONTHS
                                  -------------------    -------------------    -------------------
                                    1998       1997        1998       1997        1998       1997
                                  --------   --------    --------   --------    --------   --------
                                               (thousands, except per share amounts)

Operating revenues                $ 73,686   $ 76,590    $132,886   $138,263    $205,296   $212,333
Cost of gas sold                    37,151     44,616      69,484     80,289     106,552    121,032
                                  --------   --------    --------   --------    --------   --------
Operating margin                    36,535     31,974      63,402     57,974      98,744     91,301
                                  --------   --------    --------   --------    --------   --------
Operating expenses:
  Operation and
    maintenance                     12,201     12,472      23,519     23,476      47,178     47,041
  Depreciation and
     amortization                    3,457      3,146       6,911      6,165      13,151     12,155
  Taxes-
    State gross earnings             2,189      2,301       3,945      4,071       5,897      6,226
    Local property and
      other                          2,095      2,026       3,974      3,715       7,692      7,137
    Federal income                   5,029      3,461       7,275      5,763       6,001      3,995
                                  --------   --------    --------   --------    --------   --------
Total operating
  expenses                          24,971     23,406      45,624     43,190      79,919     76,554
                                  --------   --------    --------   --------    --------   --------

Operating income                    11,564      8,568      17,778     14,784      18,825     14,747
Other, net                             147        179         304        251         424        469
                                  --------   --------    --------   --------    --------   --------
Income before
  interest expense                  11,711      8,747      18,082     15,035      19,249     15,216
                                  --------   --------    --------   --------    --------   --------
Interest expense:
  Long-term debt                     1,482      1,512       2,972      3,032       5,982      6,084
  Other                                467        477         993        826       1,776      1,352
  Interest capitalized                 (72)       (56)       (154)       (95)       (279)      (155)
                                  --------   --------    --------   --------    --------   --------
                                     1,877      1,933       3,811      3,763       7,479      7,281
                                  --------   --------    --------   --------    --------   --------
Net income                           9,834      6,814      14,271     11,272      11,770      7,935

Dividends on
 preferred stock                      (139)      (174)       (278)      (348)       (556)      (696)
                                  --------   --------    --------   --------    --------   --------
Net income applicable
  to common stock                 $  9,695   $  6,640    $ 13,993   $ 10,924    $ 11,214   $  7,239
                                  ========   ========    ========   ========    ========   ========
Earnings per common
 share                               $7.79      $5.34      $11.25      $8.78       $9.01      $5.82
                                  ========   ========    ========   ========    ========   ========
Dividends paid per
 common share                         $.96       $.96       $1.92      $1.92       $3.84      $3.80
                                  ========   ========    ========   ========    ========   ========
Weighted average common
  shares outstanding               1,243.6    1,243.6     1,243.6    1,243.6     1,243.6    1,243.6
                                  ========   ========    ========   ========    ========   ========


                           THE PROVIDENCE GAS COMPANY
                          ---------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Thousands)

                                                       (Unaudited)
                                           -----------------------------------
                                           March 31,  March 31,  September 30,
                                             1998       1997         1997
                                           ---------  ---------  -------------
ASSETS
------
Gas plant, at original cost                 $300,644   $278,727    $290,614
 Less - Accumulated depreciation
    and utility plant acquisition
     adjustments                             114,632    103,528     108,478
                                            --------   --------    --------
                                             186,012    175,199     182,136
                                            --------   --------    --------
Current assets:
 Cash and temporary cash investments             727      1,846         778
 Accounts receivable, less allowance of
  $2,845 at 3/31/98, $4,040 at 3/31/97
  and $1,739 at 9/30/97                       36,118     46,691      13,120
 Unbilled revenues                             6,182      8,151       2,658
 Deferred gas costs                                -      3,973       7,151
 Inventories, at average cost -
  Liquefied natural gas, propane and
   underground storage                             8      7,631      18,001
  Materials and supplies                         959      1,095       1,166
 Prepaid and refundable taxes                  2,145      2,628       3,293
 Prepayments                                     678        497         966
                                            --------   --------    --------
                                              46,817     72,512      47,133
                                            --------   --------    --------

Deferred charges and other assets             12,262     12,800      12,874
                                            --------   --------    --------

  Total assets                              $245,091   $260,511    $242,143
                                            ========   ========    ========
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization                              $164,730   $162,061    $157,012
                                            --------   --------    --------
(See accompanying statement)
Current liabilities:
 Notes payable                                15,600     30,250      20,410
 Current portion of long-term debt             3,650      2,420       3,707
 Accounts payable                             11,083     17,855      16,114
 Accrued taxes                                 8,102      7,369       2,529
 Accrued vacation                              1,801      1,878       1,658
 Customer deposits                             3,230      3,613       3,430
 Other                                         3,928      3,832       4,639
                                            --------   --------    --------
                                              47,394     67,217      52,487
                                            --------   --------    --------
Deferred credits and reserves:
 Accumulated deferred Federal
  income taxes                                21,048     20,323      20,598
 Unamortized investment tax credits            2,275      2,432       2,354
 Other                                         9,644      8,478       9,692
                                            --------   --------    --------
                                              32,967     31,233      32,644
                                            --------   --------    --------
Commitments and contingencies                      -          -           -

Total capitalization and liabilities        $245,091   $260,511    $242,143
                                            ========   ========    ========


                           THE PROVIDENCE GAS COMPANY
                     -------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                       FOR THE SIX MONTHS ENDED MARCH 31
                     -------------------------------------
                                  (Unaudited)
                                  -----------

                                                        1998            1997
                                                      ---------       --------
                                                       (Thousands of Dollars)
Cash provided by (used for)
Operating Activities:
---------------------
  Net income                                          $ 14,271       $ 11,272
  Items not requiring cash:
    Depreciation and amortization-plant                  6,975          6,228
    Changes as a result of regulatory
      actions                                            1,500              -
    Deferred Federal income taxes                          450            420
    Amortization of investment tax credits                 (79)           (78)
  Changes in assets and liabilities
    which provided (used) cash:
      Accounts receivable                               (5,082)       (32,690)
      Unbilled revenues                                 (3,524)        (5,818)
      Deferred gas costs                                    (2)         9,155
      Inventories                                          199          8,219
      Prepaid and refundable taxes                       1,148            587
      Prepayments                                          290            968
      Accounts payable                                     469          1,375
      Accrued taxes                                      5,573          5,502
      Accrued vacation, customer deposits
        and other                                         (768)        (1,304)
      Deferred charges and other                           525          1,179
                                                      --------       --------

  Net cash provided by operations                       21,945          5,015
                                                      --------       --------
Investing Activities:
---------------------
  Expenditures for property, plant and
    equipment, net                                     (10,766)        (8,752)
                                                      --------       --------
Financing Activities:
---------------------
  Proceeds from other long-term debt                         -          1,345
  Payments on long-term debt                            (2,153)        (1,799)
  Increase(decrease) in notes payable, net              (4,810)         9,450
  Redemption of preferred stock                         (1,600)        (1,600)
  Cash dividends on common shares                       (2,389)        (2,388)
  Cash dividends on preferred shares                      (278)          (348)
                                                      --------       --------
  Cash provided by (used for)
    financing activities                               (11,230)         4,660
                                                      --------       --------
Increase (decrease) in cash and temporary
 cash investments                                          (51)           923
Cash and temporary cash investments at
 beginning of period                                       778            923
                                                      --------       --------
Cash and temporary cash investments at
 end of period                                        $    727       $  1,846
                                                      ========       ========

Supplemental disclosures of cash flow information:
 Cash paid during the period -
   Interest (net of amount
     capitalized)                                     $  3,790       $  3,682
   Income taxes (net of refunds)                      $  1,536       $    966
 Schedule of noncash investing and financing
   activities:
     Capital lease obligation for
       equipment                                      $      -       $    232
     Other long-term debt for equipment               $      -       $    495


                           THE PROVIDENCE GAS COMPANY
                           --------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (THOUSANDS)
                                  -----------

                                                      (Unaudited)
                                          -----------------------------------
                                          March 31,  March 31,  September 30,
                                            1998        1997         1997
                                          ---------  -----------  -----------

Common stock equity:
 Common stock, $1 par
  Authorized - 2,500 shares
  Outstanding -1,244 at 3/31/98,
   3/31/97 and 9/30/97                     $  1,244     $  1,244   $  1,244
 Amount paid in excess of par                37,495       37,607     37,685
 Retained earnings                           50,915       44,479     39,311
                                           --------     --------   --------
Total common stock equity                    89,654       83,330     78,240
                                           --------     --------   --------

Cumulative preferred stock:

 Redeemable 8.70% Series, $100 par
 Authorized -80 shares
 Outstanding -48 shares at 3/31/98 and
  64 shares at 3/31/97 and 9/30/97            4,800        6,400      6,400
                                           --------     --------   --------
Long-term debt:

 First mortgage bonds                        69,600       71,200     71,200
 Other long-term debt                         2,897        1,840      3,207
 Capital leases                               1,429        1,711      1,672
                                           --------     --------   --------

Total long-term debt                         73,926       74,751     76,079

Less current portion                          3,650        2,420      3,707
                                           --------     --------   --------

Long-term debt, net                          70,276       72,331     72,372
                                           --------     --------   --------

Total capitalization                       $164,730     $162,061   $157,012
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


Rates and Regulation
--------------------

  The Registrant is subject to the regulatory jurisdiction of the Rhode Island Public Utilities Commission (RIPUC) with respect to rates and charges, standards of service, accounting and other matters. In August 1997, the RIPUC approved the Price Stabilization Plan Settlement Agreement, (the Plan or Energize RI) among the Registrant, the Rhode Island Division of Public Utilities and Carriers (the Division), The Energy Council of Rhode Island, and the George Wiley Center. Effective October 1, 1997 through September 30, 2000, Energize RI provides customers with an initial price decrease of approximately four percent and a three-year price freeze. In connection with the price decrease, the Registrant will write-off and not recover $1.5 million of previously deferred gas costs. Under Energize RI, the Gas Charge Clause (GCC) will be suspended for the entire three-year term of the Plan. Any excess or deficiency between amounts billed and actual gas costs incurred will be retained or borne by the Registrant. Energize RI also requires the Registrant to make significant capital investments to improve its distribution system. Capital investments required by Energize RI are estimated to total approximately $26 million over its three-year term. In addition, the Registrant is required to fund the Demand Side Management Rebate Assistance Program and the Low Income Weatherization Program at annual levels of $.5 million and $.2 million, respectively. Energize RI also calls for the Registrant to fund the Low Income Assistance Program at an annual level of $1.0 million. Finally, Energize RI continues the process of unbundling by requiring the Registrant to provide unbundled service offerings for up to 10 percent per year of firm system throughput.

     As part of Energize RI, the Registrant will amortize over a ten year period approximately $4.0 million of environmental costs previously charged to the accumulated depreciation reserve. All environmental costs incurred during the term of Energize RI will also be amortized over a ten year period.

     Under Energize RI the Registrant may earn up to 10.9 percent annually on its average common equity of up to $81.0 million, $86.2 million and $92.0 million in fiscal 1998, 1999, and 2000, respectively. In addition, the Registrant may not earn less than a 7 percent return on average common equity under the Plan. In the event that the Registrant earns in excess of 10.9 percent or less than 7 percent, the Registrant will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner determined by all parties and approved by the RIPUC.

  The Integrated Resource Plan (IRP) will be terminated as a result of Energize RI. In addition to the funding for the demand side management program and low income weatherization and assistance programs, the IRP provided for a performance-based ratemaking mechanism. The Registrant was able to record its annual share of the performance-based ratemaking mechanism in both 1997 and 1996, which resulted in a $1.5 million increase to operating margin in each of those years. As part of the performance-based ratemaking mechanism, the Registrant was allowed to record approximately $3.0 million in non-firm margin, subject to the Registrant's ability to generate sufficient gas cost savings for customers. In both fiscal 1997 and 1996, the Registrant achieved enough savings to earn $3.0 million in non-firm margin in each of those years. As a result of Energize RI, the Registrant will only retain the actual margin earned from non-firm customers.

Gas Supply
----------

     The Registrant has entered into a full requirements contract with Duke Energy Trading and Marketing, LLC (DETM) to provide all of its gas supply needs beginning October 1, 1997 and continuing through September 30, 2000. DETM will provide all gas supplies required by the Registrant, while the Registrant is committed to purchase all supplies exclusively from DETM. Supplies required by the Registrant's firm sales customers will be purchased at a single, fixed commodity price for the entire contract period. In order to provide this service, DETM, for the contract period, will take responsibility for the Registrant's pipeline capacity resources not previously released, all storage contracts and all LNG capacity. Under the contract, DETM has purchased all working gas in storage including both LNG and contract storage as of October 1, 1997. Gas inventories purchased were valued at approximately $18 million. All supply resources assigned to DETM will revert back to the Registrant on October 1, 2000. The contract was entered into following a competitive bidding process.

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

     At March 31, 1998, the Registrant is aware of four sites at which future costs may be incurred.

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

     During 1995, the Registrant voluntarily began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of March 31, 1998, approximately $1.9 million has been spent primarily on studies at this site. In accordance with state laws, such a voluntary study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at this site. The Registrant has completed the study which indicated that remediation will be required for two-thirds of the property. The remediation will begin in May of 1998 and will continue for a duration of three to six months. During the remediation process the remaining one-third of the property will also be investigated and remediated if necessary. At March 31, 1998, the Registrant has compiled a preliminary range of costs based on remediation alternatives, ranging from $1.7 million to in excess of $5.0 million. However, because of the uncertainties associated with environmental assessment and remediation activities, the future cost of remediation could be higher than the alternatives noted above. Based on the proposals for remediation work, the Registrant has accrued $1.7 million at March 31, 1998 for anticipated future remediation costs at this site.

     Tests conducted following the discovery in 1996 of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center confirmed the existence of contaminants at this site. The Registrant is currently conducting tests at this site, the costs of which are being shared equally with the prior owner, to determine the nature and extent of the contamination. Due to the early stages of investigation, management cannot offer any conclusions as to whether any remediation will be required at this site. In addition, in the first quarter of 1997, contamination from scrapped meters and regulators was discovered at this site. The Registrant has reported this to the DEM and the Rhode Island Department of Health and is in the process of remediation. It is anticipated that remediation will cost $50,000. Accordingly, the Registrant has accrued $50,000 at March 31, 1998 for anticipated future remediation costs.

     In prior rate cases filed, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Accordingly, environmental investigation costs of approximately $2.1 million and an estimated $1.7 million for environmental remediation costs have been charged to the accumulated depreciation reserve at March 31, 1998.

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

     Effective October 1, 1997, the Registrant adopted the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities". This Statement provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. The Registrant has recorded environmental remediation liabilities of approximately $1.7 million at March 31, 1998. SOP 96-1 did not have an impact on the Registrant's financial position or results of operations upon adoption. Also see "Environmental Matters".
     ---------------------

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. These statements require additional disclosure only and will not effect the financial position or results of operations of the Registrant.

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

RESULTS OF OPERATIONS

     The Registrant's operating revenues, operating margin and net income applicable to common stock for the three, six and twelve months ended March 31, 1998 and for comparable periods ended March 31, 1997 are as follows:

(thousands where applicable)



                             Three Months        Six Months        Twelve Months
                            Ended March 31     Ended March 31      Ended March 31
                             1998     1997     1998      1997      1998      1997
                           -------  -------  --------  --------  --------  --------

Operating revenues         $73,686  $76,590  $132,886  $138,263  $205,296  $212,333
                           =======  =======  ========  ========  ========  ========

Operating margin           $36,535  $31,974  $ 63,402  $ 57,974  $ 98,744  $ 91,301
                           =======  =======  ========  ========  ========  ========
Net income applicable
  to common stock          $ 9,695  $ 6,640  $ 13,993  $ 10,924  $ 11,214  $  7,239
                           =======  =======  ========  ========  ========  ========

Operating Margin
----------------

     During the latest quarter, the Registrant experienced weather that was 11.0 percent warmer than the same quarter last year. The warmer temperatures resulted in decreased margin of approximately $3.6 million compared to the same quarter last year. Offsetting the warmer than normal weather is $5.5 million of margin generated by Energize RI, which became effective October 1, 1997. This additional margin resulted from freezing the GCC mechanism used previously to adjust for the over or underrecovery of gas costs was approximately $5.9 million and was offset by the funding of the IRP programs of approximately $400,000. Also offsetting the warmer than normal weather is the impact Energize RI has as a result of no longer recording revenues using seasonal embedded gas cost factors. When compared to the same quarter last year when seasonal gas cost factors were being used, operating margin has increased approximately $2.7 million. The effect of this increase, however, will reverse in subsequent quarters and will have no impact on annual earnings.

     During the current year, weather has been 3.7 percent warmer than the same period last year. The warmer temperatures resulted in decreased margin of approximately $2.9 million compared to last year. Offsetting the warmer than normal weather is $6.3 million of margin generated by Energize RI. The additional margin which resulted from freezing the GCC mechanism used previously to adjust for the over or underrecovery of gas costs was approximately $8.7 million and was offset by the write-off of $1.5 million of previously deferred gas costs and funding of the IRP programs of approximately $900,000. When compared to the same period last year when seasonal gas cost factors were being used, operating margin has increased approximately $3.1 million. The effect of this increase, however, will reverse in subsequent quarters and will have no impact on annual earnings.

     Additionally, non-firm margin decreased $1.0 million during the first half of fiscal year 1998 when compared with the first half of fiscal 1997. Prior to Energize RI, the Registrant was allowed to record approximately $3.0 million in non-firm margin under the terms of the Integrated Resource Plan, subject to the Registrant's ability to generate sufficient gas cost savings for customers. As a result of Energize RI, the Registrant retains the actual non-firm margin earned. Due to an unfavorable pricing difference between natural gas and alternate fuels, the Registrant experienced a decrease in non-firm sales and transportation margin. This decrease is expected to continue during the remainder of the fiscal year.

  The increase in operating margin for the twelve month periods presented is primarily due to the reasons stated above.

Operating and Maintenance Expenses
----------------------------------

  Overall, operating and maintenance expenses were stable for the periods presented.

Depreciation and Amortization Expenses
--------------------------------------

     Depreciation and amortization expense increased approximately $300,000 or
9.9 percent for the three months ended March 31, 1998, approximately $700,000, or 12.1 percent for the six months ended March 31, 1998 and approximately $1.0 million or 8.2 percent for the twelve months ended March 31, 1998, versus the same periods last year. These increases are the result of capital spending and the amortization of previously deferred environmental costs. Effective October 1, 1997 the Registrant began amortizing environmental costs over a ten-year period in accordance with Energize RI.

Taxes
-----

     Taxes increased approximately $1.5 million or 19.6 percent for the three months ended March 31, 1998, approximately $1.6 million or 12.1 percent for the six months ended March 31, 1998 and approximately $2.2 million or 12.9 percent for the twelve months ended March 31, 1998, versus the same periods last year. The overall increase in taxes is primarily due to increases in Federal income taxes as a result of higher pretax income this year compared to last year. Additionally, local property and other taxes have increased as result of capital spending during the last year.

Interest Expense
----------------

     Interest expense decreased approximately $56,000 or 2.9 percent for the three months ended March 31, 1998, and increased approximately $48,000 or 1.3 percent for the six months ended March 31, 1998 and approximately $200,000 or
2.7 percent during the twelve months ended March 31, 1998, versus the same periods last year. During the prior year, interest expense was impacted by accrued interest on the over or under recovery of gas costs that was due to or from ratepayers. Effective October 1, 1997, the Registrant froze the GCC mechanism in connection with Energize RI. During the three-year term of the Plan, the Registrant will no longer accrue interest on the over or under collection of gas costs from ratepayers.

Future Outlook
--------------

A)   Regulatory

     Under Energize RI, the Registrant may earn up to 10.9 percent annually on its average common equity of up to $81.0 million, $86.2 million, and $92.0 million in fiscal 1998, 1999 and 2000, respectively. In addition, the Registrant may not earn less than a seven percent return on average common equity. In the event the Registrant earns in excess of 10.9 percent or less than seven percent, the Registrant will defer revenues or costs through a deferred revenue account. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner to be approved by the RIPUC.

     Despite the increase in earnings for the current quarter and year to date, the Registrant expects earnings for the year to be significantly less than last year as a result of extremely warmer temperatures in the region. It is important to note that due to the Energize RI Plan, quarterly earnings and year to date earnings for this year versus last year will not be comparable due to the shifting of gas costs from the first half of this year to the second half and timing of expenses associated with investments included in the plan. These factors will result in higher earnings for the first half of the year and lower earnings for the last half of the year.


     In May 1996, the RIPUC approved a Rate Design Settlement Agreement among the Registrant, the Division, TEC-RI, and a consortium of oil heat organizations. The Agreement began a process of unbundling natural gas service in Rhode Island, enabling customers to choose their gas suppliers. The Agreement went into effect in June 1996. The initial step was available to approximately 120 of the largest commercial and industrial customers. In August 1997, the RIPUC approved a plan, called "Business Choice", to further unbundle services to an additional 3,400 medium and large commercial and industrial customers. The Registrant commenced Business Choice in December 1997. At March 31, 1998, the Registrant had approximately 1,000 firm transportation customers.

     Energize RI continues the process of unbundling by requiring the Registrant to provide unbundled service offerings for up to 10 percent per year of firm system throughput.


Liquidity and Capital Resources
-------------------------------

     The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. Management believes its available financings are sufficient to meet these seasonal needs.

     During the current six month period, the Registrant's cash flow from operations increased approximately $16.9 compared to the same period last year. This increase is primarily due to the sale of the Registrant's working gas in storage to Duke Energy Trading and Marketing as well as additional margin generated by Energize RI. The additional cash flows resulting from Energize RI have enabled the Registrant to avoid seasonal short-term borrowings during the current fiscal year.

     Capital expenditures for the year to date period of $10.8 million increased $2.0 million or 23.0 percent when compared to the $8.8 million last year. As a result of Energize RI, the Registrant is committed to making significant capital improvements to its distribution system during the Plan's three-year term. These improvements will expand the distribution system into economically developing areas of Rhode Island as well as accelerate the replacement of mains and services. Capital expenditures for the remainder of the fiscal year are expected to be approximately $21.9 million. Anticipated capital expenditures during the next three years are expected to total approximately $80 million.

     To finance capital expenditures, the Registrant issued $15 million in First Mortgage bonds in April 1998 at 6.82 percent. These bonds require semi-annual interest payments and a lump sum repayment of principal in 20 years.

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

         PROVIDENCE GAS COMPANY
         ----------------------


PART II.  OTHER INFORMATION
-------   -----------------

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     The annual meeting of shareholders for the Registrant's parent company, Providence Energy Corporation, was held on January 15, 1998 and the following nominees to the Registrant's Board of Directors were elected as Directors for terms expiring at the time of the 2001 annual meeting by the following vote:



  Mrs. M. Anne Szostak          4,517,895  FOR    68,693  WITHHELD
  Mr. Gilbert R. Bodell, Jr.    4,512,760  FOR    73,828  WITHHELD
  Mr. Paul F. Levy              4,521,998  FOR    64,590  WITHHELD
  Mr. W. Edward Wood            4,515,826  FOR    70,762  WITHHELD

Item 6 (a).  Exhibits
---------------------

  10. Management contract dated March 13, 1998 between James A. Grasso, Vice President, Public and Government Affairs and the Registrant.

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



                                        The Providence Gas Company
                                        (Registrant)



                                        BY:/s/Gary S. Gillheeney
                                           --------------------------------

                                         GARY S. GILLHEENEY
                                         Senior Vice President,
                                         Chief Financial Officer, Treasurer,
                                         and Assistant Secretary



Date:  May 13, 1998
       ------------