Form 10-Q
period 1998-06-30
PROVIDENCE GAS CO
filed 1998-08-14
CIK 80812

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                      OR

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to  _______________________

Commission file number                       0-1160
                       ----------------------------------------------------

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
            (Exact name of registrant as specified in its charter)

              Rhode Island                                  05-0203650
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
          or organization)                             Identification No.)


          100 Weybosset Street, Providence, Rhode Island 02903
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (401) 272-5040
                                --------------
             (Registrant's telephone number, including area code)

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

Common Stock, $1.00 par value; 1,243,598 shares outstanding at August 14, 1998.
-------------------------------------------------------------------------------

                          THE PROVIDENCE GAS COMPANY

                                   FORM 10-Q

                                 JUNE 30, 1998

PART I:   FINANCIAL INFORMATION                                    PAGE
Item 1    Financial Statements

          Consolidated Statements of Income for the
          three, nine and twelve months ended
          June 30, 1998 and 1997                                    I-1

          Consolidated Balance Sheets as of June 30, 1998,
          June 30, 1997 and September 30, 1997                      I-2

          Consolidated Statements of Cash Flows
          for the nine months ended June 30, 1998
          and 1997                                                  I-3

          Consolidated Statements of Capitalization
          as of June 30, 1998, June 30, 1997
          and September 30, 1997                                    I-4

          Notes to Consolidated Financial Statements                I-5

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations             I-9


PART II:  OTHER INFORMATION


Item 6    Exhibits and Reports on Form 8-K                         II-1

          Signature                                                II-2

PART I.  FINANCIAL INFORMATION
------   ---------------------
ITEM 1.  FINANCIAL STATEMENTS
------   --------------------

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                         FOR THE PERIODS ENDED JUNE 30
                         -----------------------------
                                  (Unaudited)
                                  -----------

                            THREE MONTHS        NINE MONTHS        TWELVE MONTHS
                         ------------------  ------------------  ------------------
                            1998      1997      1998      1997      1998      1997
                         --------  --------  --------  --------  --------  --------
                                (Thousands, except per share amounts)
Operating revenues        $31,155   $40,679  $164,041  $178,942  $195,772  $210,490
Cost of gas sold           13,758    20,910    83,242   101,199    99,400   118,340
                         --------  --------  --------  --------  --------  --------
  Operating margin         17,397    19,769    80,799    77,743    96,372    92,150
                         --------  --------  --------  --------  --------  --------

Operating expenses:
  Operation and
   maintenance             10,981    11,264    34,500    34,740    46,895    45,805
  Depreciation and
   amortization             3,449     3,141    10,360     9,306    13,459    12,240
  Taxes -
   State gross earnings       922     1,097     4,867     5,168     5,722     6,076
   Local property and
    other                   1,992     1,921     5,966     5,636     7,763     7,406
   Federal income            (591)      198     6,684     5,961     5,212     4,626
                         --------  --------  --------  --------  --------  --------

Total operating
  expenses                 16,753    17,621    62,377    60,811    79,051    76,153
                         --------  --------  --------  --------  --------  --------

Operating income              644     2,148    18,422    16,932    17,321    15,997

Other, net                    219       165       523       416       478       473
                         --------  --------  --------  --------  --------  --------
Income before
  interest expense            863     2,313    18,945    17,348    17,799    16,470
                         --------  --------  --------  --------  --------  --------

Interest expense:
  Long-term debt            1,716     1,505     4,688     4,537     6,193     6,064
  Other                       187       397     1,180     1,223     1,566     1,438
  Interest capitalized        (39)      (57)     (193)     (152)     (261)     (182)
                         --------  --------  --------  --------  --------  --------
                            1,864     1,845     5,675     5,608     7,498     7,320
                         --------  --------  --------  --------  --------  --------

Net income (loss)          (1,001)      468    13,270    11,740    10,301     9,150
Dividends on preferred
 stock                       (105)     (139)     (383)     (487)     (522)     (661)
                         --------  --------  --------  --------  --------  --------
Net income(loss)
 applicable to common
  stock                  $ (1,106) $    329  $ 12,887  $ 11,253  $  9,779  $  8,489
                         ========  ========  ========  ========  ========  ========
Earnings per
 common share            $   (.89) $    .26  $  10.36  $   9.05  $   7.86  $   6.83
                         ========  ========  ========  ========  ========  ========
Dividends paid per
 common share            $    .96  $    .96  $   2.88  $   2.88  $   3.84  $   3.84
                         ========  ========  ========  ========  ========  ========
Weighted average common
 shares outstanding       1,243.6   1,243.6   1,243.6   1,243.6   1,243.6   1,243.6
                         ========  ========  ========  ========  ========  ========

                                   PAGE I-1

                          THE PROVIDENCE GAS COMPANY
                          ---------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Thousands)

                                                      (Unaudited)
                                                 -------------------------------------
                                                  June 30,    June 30,   September 30,
                                                    1998        1997          1997
                                                 ----------  ----------  -------------
ASSETS
------
Gas plant, at original cost                        $307,516    $283,309   $290,614
  Less - Accumulated depreciation and
    utility plant acquisition adjustments           117,729     106,629    108,478
                                                   --------    --------   --------
                                                    189,787     176,680    182,136
                                                   --------    --------   --------
Current assets:
  Cash and temporary cash investments                 7,629       1,059        778
  Accounts receivable, less
    allowance of $3,558 at 6/30/98, $2,912 at
    6/30/97 and $1,739 at 9/30/97                    17,507      28,364     13,120
  Unbilled revenues                                   1,334         687      2,658
  Deferred gas costs                                     --       1,389      7,151
  Inventories, at average cost -
    Liquefied natural gas, propane and under-
     ground storage                                       8      11,526     18,001
    Materials and supplies                              998       1,103      1,166
  Prepaid and refundable taxes                        4,418       4,755      3,293
  Prepayments                                           662         772        966
                                                   --------    --------   --------
                                                     32,556      49,655     47,133
                                                   --------    --------   --------
Deferred charges and other assets                    12,338      12,262     12,874
                                                   --------    --------   --------

    Total assets                                   $234,681    $238,597   $242,143
                                                   ========    ========   ========

CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization (see accompanying statement)        $177,197    $161,724   $157,012
                                                   --------    --------   --------

Current liabilities:
  Notes payable                                          --       9,605     20,410
  Current portion of long-term debt                   3,650       2,649      3,707
  Accounts payable                                    4,502      17,257     16,114
  Accrued taxes                                       6,466       6,168      2,529
  Accrued vacation                                    1,859       1,907      1,658
  Customer deposits                                   3,148       3,419      3,430
  Other                                               4,709       4,732      4,639
                                                   --------    --------   --------
                                                     24,334      45,737     52,487
                                                   --------    --------   --------
Deferred credits and reserves:
  Accumulated deferred Federal income taxes          21,273      20,085     20,598
  Unamortized investment tax credits                  2,236       2,393      2,354
  Other                                               9,641       8,658      9,692
                                                   --------    --------   --------
                                                     33,150      31,136     32,644
                                                   --------    --------   --------
    Commitments and contingencies                        --          --         --

    Total capitalization and liabilities           $234,681    $238,597   $242,143
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
                       ---------------------------------
                                  (Unaudited)
                                  -----------


                                                        1998       1997
                                                      ---------  ---------
                                                          (Thousands)
Cash provided by (used for)
Operating Activities:
--------------------
   Net income                                         $ 13,270   $ 11,740
   Items not requiring cash:
     Depreciation and amortization                      10,456      9,402
     Changes as a result of regulatory action            1,500         --
     Deferred Federal income taxes                         675        183
     Amortization of investment tax credits               (118)      (117)
   Changes in assets and liabilities
       which provided (used) cash:
        Accounts receivable                             13,441    (14,363)
        Unbilled revenues                                1,324      1,646
        Deferred gas costs                                  (2)    11,739
        Inventories                                        160      4,316
        Prepaid and refundable taxes                    (1,125)    (1,541)
        Prepayments                                        304        693
        Accounts payable                                (6,112)       777
        Accrued taxes                                    3,937      4,301
        Accrued vacation, customer deposits
        and other                                          (11)      (556)
        Deferred charges and other                         496      1,946
                                                      --------   --------

        Net cash provided by operations                 38,195     30,166
                                                      --------   --------

Investing Activities:
--------------------
  Expenditures for property, plant and
     equipment, net                                    (17,934)   (12,585)
                                                      --------   --------

Financing Activities:
--------------------
  Issuance of mortgage bonds                            15,000         --
  Proceeds from other long-term debt                        --      1,345
  Payments on long-term debt                            (2,435)    (1,924)
  Decrease in notes payable, net                       (20,410)   (11,195)
  Redemption of preferred stock                         (1,600)    (1,600)
  Cash dividends on preferred shares                      (383)      (487)
  Cash dividends on common shares                       (3,582)    (3,584)
                                                      --------   --------
     Net cash used for financing activities            (13,410)   (17,445)
                                                      --------   --------
Increase in cash and temporary cash
  investments                                            6,851        136
Cash and temporary cash investments
  at the beginning of period                               778        923
                                                      --------   --------
Cash and temporary cash investments
  at the end of period                                $  7,629   $  1,059
                                                      ========   ========
Supplemental disclosures of cash flow information:
  Cash paid year-to-date-
    Interest (net of amount capitalized)              $  5,292   $  5,471
    Income taxes (net of refunds)                     $  2,251   $  2,215

Schedule of noncash investing and
  financing activities:
    Equipment financed through capital leases         $    --    $    232
    Equipment financed through other
      long-term debt                                  $    --    $  1,330

                                   PAGE I-3

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (THOUSANDS)
                                  -----------

                                        (Unaudited)
                                        -----------
                                          June 30,  June 30,   September 30,
                                            1998      1997         1997
                                          --------  ---------  -------------
Common stock equity:
  Common stock, $1 par
    Authorized - 2,500 shares
    Outstanding - 1,244 at 6/30/98,
                  6/30/97, and 9/30/97    $  1,244   $  1,244       $  1,244
  Amount paid in excess of par              37,543     37,657         37,685
  Retained earnings                         48,616     43,611         39,311
                                          --------   --------       --------
Total common stock equity                   87,403     82,512         78,240
                                          --------   --------       --------

Cumulative preferred stock:

  Redeemable 8.70% Series, $100 par
  Authorized - 80 shares
  Outstanding - 48 shares at 6/30/98,
                and 64 shares at
                6/30/97 and 9/30/97          4,800      6,400          6,400
                                          --------   --------       --------
Long-term debt:

  First mortgage bonds                      84,600     71,200         71,200
  Other long-term debt                       2,713      2,675          3,207
  Capital leases                             1,331      1,586          1,672
                                          --------   --------       --------

Total long-term debt                        88,644     75,461         76,079

Less current portion                         3,650      2,649          3,707
                                          --------   --------       --------

Long-term debt, net                         84,994     72,812         72,372
                                          --------   --------       --------

Total capitalization                      $177,197   $161,724       $157,012
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

   The Integrated Resource Plan (IRP) was terminated as a result of Energize RI. In addition to the funding for the demand side management program and low income weatherization and assistance programs, the IRP provided for a performance-based ratemaking mechanism. The Registrant was able to record its annual share of the performance-based ratemaking mechanism in both 1997 and 1996, which resulted in a $1.5 million increase to operating margin in each of those years. As part of the performance-based ratemaking mechanism, the Registrant was allowed to record approximately $3.0 million in non-firm margin, subject to the Registrant's ability to generate sufficient gas cost savings for customers. In both fiscal 1997 and 1996, the Registrant achieved enough savings to earn $3.0 million in non-firm margin in each of those years. As a result of Energize RI, the Registrant will only retain the actual margin earned from non-firm customers.

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

   At June 30, 1998, the Registrant is aware of four sites at which future costs may be incurred.

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

   During 1995, the Registrant began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of June 30, 1998, approximately $2.0 million has been spent primarily on studies at this site. In accordance with state laws, such a study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at this site. The Registrant has completed the study which indicated that remediation will be required for two-thirds of the property. The remediation will begin in August of 1998 and will continue for a duration of three to six months. During the remediation process the remaining one-third of the property will also be investigated and remediated if necessary. At June 30, 1998, the Registrant has compiled a preliminary range of costs based on a thermal desorption remediation process, ranging from $1.7 million to $5.0 million. However, because of the uncertainties associated with environmental assessment and remediation activities, the future cost of remediation could be higher than the range noted above. Based on the proposals for remediation work, the Registrant has accrued $1.7 million at June 30, 1998 for anticipated future remediation costs at this site.

   Tests conducted following the discovery in 1996 of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center confirmed the existence of contaminants at this site. The Registrant is currently conducting tests at this site, the costs of which are being shared equally with the prior owner, to determine the nature and extent of the contamination. Due to the early stages of investigation, management cannot offer any conclusions as to whether any remediation will be required at this site. In addition, in the first quarter of 1997, contamination from scrapped meters and regulators was discovered at this site. The Registrant has reported this to the DEM and the Rhode Island Department of Health and is in the process of remediation. It is anticipated that remediation will cost $50,000. Accordingly, the Registrant has accrued $50,000 at June 30, 1998 for anticipated future remediation costs.

   In prior rate cases filed, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Due to the magnitude of the Registrant's environmental investigation and remediation expenditures, the Registrant sought current recovery for these amounts. As a result, in accordance with the Price Stabilization Plan Settlement Agreement described in "Rates and Regulation",
                                                      --------------------
which became effective October 1, 1997, all environmental investigation and remediation costs incurred through September 30, 1997, as well as all costs incurred during the three-year term of the Plan, will be amortized over a ten-year period. Additionally, it is the Registrant's practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental-related costs. As of June 30, 1998, the Registrant has charged environmental remediation costs of $2.4 million and an estimated $1.7 million to the accumulated depreciation reserve and has amortized $.3 million of these costs.

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

   Effective October 1, 1997, the Registrant adopted the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities". This Statement provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements.
The Registrant has recorded environmental remediation liabilities of approximately $1.7 million at June 30, 1998. SOP 96-1 did not have an impact on the Registrant's financial position or results of operations upon adoption.
Also see "Environmental Matters".
          ---------------------

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

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

   SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

   This statement will not affect the financial position or results of operations of the Registrant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

The Providence Gas Company (the Registrant) and its subsidiary and their representatives may from time to time make written or oral statements, including statements contained in the Registrant's filings with the Securities and Exchange Commission (SEC), which constitute or contain "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations, and releases. All statements other than statements of historical facts included in this quarterly report regarding the Registrant's financial position and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward looking statement, the Registrant, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated include, but are not limited to: general economic, financial and business conditions; changes in government regulations; competition in the energy services sector; regional weather conditions; the availability and cost of natural gas; development and operating costs; the success and costs of advertising and promotional efforts; the availability and terms of capital; the business abilities and judgment of personnel; the ability of the Registrant to acquire and implement computer software that will be Year 2000 capable as well as Year 2000 readiness by key customers, vendors and service providers; unanticipated environmental liabilities; the costs and effects of unanticipated legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies and asset valuations; and changes in business strategy.

RESULTS OF OPERATIONS

   The Registrant's operating revenues, operating margin and net income applicable to common stock for the three, nine and twelve months ended June 30, 1998 and for comparable periods ended June 30, 1997 are as follows:

(thousands where applicable)

                        Three Months       Nine Months        Twelve Months
                       Ended June 30      Ended June 30       Ended June 30
                       1998     1997      1998      1997      1998      1997
                      -------  -------  --------  --------  --------  --------
Operating revenues    $31,155  $40,679  $164,041  $178,942  $195,772  $210,490
                      =======  =======  ========  ========  ========  ========

Operating margin      $17,397  $19,769  $ 80,799  $ 77,743  $ 96,372  $ 92,150
                      =======  =======  ========  ========  ========  ========
Net income (loss)
applicable to
common stock          $(1,106) $   329  $ 12,887  $ 11,253  $  9,779  $  8,489
                      =======  =======  ========  ========  ========  ========

Operating Margin
----------------

   During the latest quarter, the Registrant experienced weather that was 26.0 percent warmer than the same quarter last year. The warmer temperatures resulted in decreased margin of approximately $1.1 million compared to the same quarter last year. Offsetting the warmer than normal weather is $1.9 million of margin generated by Energize RI, which became effective October 1, 1997. This additional margin resulted from freezing the Gas Charge Clause ("GCC") mechanism used previously to adjust for the over or underrecovery of gas costs which was approximately $2.3 million and was offset by the funding of the Integrated Resource Plan ("IRP") programs of approximately $400,000. The implementation this year of Energize RI changed how the Registrant records its gas costs resulting in higher margin reflected in the first half of the fiscal year and lower margin in the second half. While this change does not impact annual earnings, it reduced margin in the quarter by $1.3 million compared to the same period last year. An additional $1.5 million decrease in margin in the current quarter in comparison to the same quarter last year is a result of not recording the performance-based ratemaking mechanism under the Integrated Resource Plan (IRP) Settlement Agreement approved by the RIPUC (Rhode Island Public Utilities Commission) which was terminated in September 1997 as a result of Energize RI.

   Additionally, non-firm margin decreased $0.6 million during the current quarter of fiscal year 1998 when compared with the same quarter of fiscal 1997. Prior to Energize RI, the Registrant was allowed to record approximately $3.0 million in non-firm margin under the terms of the IRP, subject to the Registrant's ability to generate sufficient gas cost savings for customers. As a result of Energize RI, the Registrant retains the actual non-firm margin earned. Due to an unfavorable pricing difference between natural gas and alternate fuels, the Registrant experienced a decrease in non-firm sales and transportation margin. This decrease is expected to continue during the remainder of the fiscal year.

   During the current year, weather has been 7.4 percent warmer than the same period last year. The warmer temperatures resulted in decreased margin of approximately $3.7 million compared to last year. Offsetting the warmer than normal weather is $8.2 million of margin generated by Energize RI. The additional margin which resulted from freezing the GCC mechanism used previously to adjust for the over or underrecovery of gas costs was approximately $10.9 million and was offset by the write-off of $1.5 million of previously deferred gas costs and funding of the IRP programs of approximately $1.2 million. When compared to the same period last year when seasonal gas cost factors were being used, operating margin has increased approximately $1.8 million. The effect of this increase, however, will reverse in the subsequent quarter and will have no impact on annual earnings.

   Additionally, non-firm margin decreased $1.7 million during the current year when compared with the prior year as explained above.

    An additional $1.5 million decrease in margin during the current year in comparison to the prior year is a result of not recording the performance-based ratemaking mechanism under the IRP which was terminated in September 1997 as a result of Energize RI.

   The increase in operating margin for the twelve month periods presented is primarily due to the reasons stated above.

Operating and Maintenance Expenses
----------------------------------

   Overall, operating and maintenance expenses were stable for the periods presented.

Depreciation and Amortization Expenses
--------------------------------------

   Depreciation and amortization expense increased approximately $300,000 or 9.8 percent for the three months ended, approximately $1.1 million or 11.3 percent for the nine months ended and approximately $1.2 million or 10.0 percent for the twelve months ended June 30, 1998, respectively, versus the same periods last year. These increases are the result of capital spending and the amortization of previously deferred environmental costs. Effective October 1, 1997 the Registrant began amortizing environmental costs over a ten-year period in accordance with Energize RI.

Taxes
-----

   Taxes decreased approximately $900,000 or 27.8 percent for the three months ended, increased approximately $800,000 or 4.5 percent for the nine months ended and increased approximately $600,000 or 3.3 percent for the twelve months ended June 30, 1998, respectively, versus the same periods last year. The overall change in taxes is primarily due to changes in Federal income taxes as a result of the changes in pretax income this year compared to last year. Additionally, local property and other taxes have increased as result of capital spending during the past year.

Interest Expense
----------------

   Interest expense increased approximately $19,000 or 1.0 percent for the three months ended, and increased approximately $100,000 or 1.2 percent for the nine months ended and approximately $200,000 or 2.4 percent for the twelve months ended June 30, 1998, respectively, versus the same periods last year. During the prior year, interest expense was impacted by accrued interest on the over or under recovery of gas costs that was due to or from ratepayers. Effective October 1, 1997, the Registrant froze the GCC mechanism in connection with Energize RI. During the three-year term of the Plan, the Registrant will no longer accrue interest on the over or under collection of gas costs from ratepayers.

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

   The implementation this year of Energize RI changed how the Registrant records its gas costs, resulting in higher margin reflected in the first half of the fiscal year and lower margin in the second half. While this change does not impact annual earnings, it reduced margin in the third quarter by $1.3 million compared to last year's third quarter.

   In May 1996, the RIPUC approved a Rate Design Settlement Agreement among the Registrant, the Division, TEC-RI, and a consortium of oil heat organizations. The Agreement began a process of unbundling natural gas service in Rhode Island, enabling customers to choose their gas suppliers. The Agreement went into effect in June 1996. The initial step was available to approximately 120 of the largest commercial and industrial customers. In August 1997, the RIPUC approved a plan, called "Business Choice", to further unbundle services to an additional 3,400 medium and large commercial and industrial customers. The Registrant commenced Business Choice in December 1997. At June 30, 1998, the Registrant had approximately 1,000 firm transportation customers.

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

   During the current nine month period, the Registrant's cash flow from operations increased approximately $8.0 million compared to the same period last year. This increase is primarily due to the sale of the Registrant's working gas in storage to Duke Energy Trading and Marketing as well as additional margin generated by Energize RI. The additional cash flows resulting from Energize RI have enabled the Registrant to avoid seasonal short-term borrowings during the current fiscal year.

   Capital expenditures for the year to date period of $17.9 million increased $5.3 million or 42.5 percent when compared to the $12.6 million last year. As a result of Energize RI, the Registrant is committed to making significant capital improvements to its distribution system during the Plan's three-year term. These improvements will expand the distribution system into economically developing areas of Rhode Island as well as accelerate the replacement of older mains and services. Additionally, technology expenditures relating to the Registrant's decision to move to a client server environment have also contributed to this increase. Capital expenditures for the remainder of the fiscal year are expected to be approximately $9.8 million. Anticipated capital expenditures during this and the next two fiscal years are expected to total approximately $81.3 million.

   To finance capital expenditures, the Registrant issued $15 million in First Mortgage bonds in April 1998 at 6.82 percent. These bonds require semi-annual interest payments and a lump sum repayment of principal in 20 years.

   The Registrant continues to focus on addressing Year 2000 implications in its technology systems, embedded technologies, and with its significant suppliers and key customers.

   Year 2000 readiness will in large part be achieved in the course of the Registrant's implementation of its long range technology plan to migrate from a mainframe environment to a client server environment. Pursuant to this plan significant portions of the Registrant's software, including its customer billing and financial reporting systems, are currently being replaced. The new client server systems will lower operating costs, increase functionality and provide flexibility, as well as be Year 2000 ready. The implementation date for these systems is scheduled for the first quarter in calendar 1999.

   The Registrant has partnered with a major engineering and consulting firm to address embedded technology. The system identification phase of this assessment is expected to be completed by September 1998.

   Also, the Registrant will commence its assessment of Year 2000 readiness of its significant suppliers and key customers no later than the end of calendar 1998 and will continue this assessment on an ongoing basis.

   Failure of the Registrant or any of its significant vendors to complete any necessary modifications and conversions in a timely manner could have a material adverse impact on the operations of the Registrant.

                          THE PROVIDENCE GAS COMPANY
                          --------------------------


PART II.  OTHER INFORMATION
-------   -----------------


Item 6 (a).  Exhibits
---------------------

   10. Redacted gas supply contract dated October 1, 1997 between Duke Energy Trading and Marketing, LLC and the Registrant.

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



                                   The Providence Gas Company
                                   (Registrant)



                                   BY: /s/ Gary S. Gillheeney
                                       ---------------------------

                                       GARY S. GILLHEENEY
                                       Senior Vice President,
                                       Chief Financial Officer,
                                       Treasurer and Assistant Secretary



Date: August 14, 1998
     ----------------