Form 10-K
period 1998-09-30
PROVIDENCE GAS CO
filed 1998-12-23
CIK 80812

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 1998
                          ------------------
                                  OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to _________________

Commission file number 0-1160
                       ------

                       THE PROVIDENCE GAS COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Rhode Island                              05-0203650
--------------------------------------------------------------------------------
 (State or other jurisdiction of                (I. R. S. Employer
 incorporation or organization)                 Identification No.)

100 Weybosset Street, Providence, Rhode Island                02903
--------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code       401-272-5040
                                                   -------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class           Name of each exchange on which registered
-------------------           -----------------------------------------

      NONE                                        NONE
--------------------------------------------------------------------------------
          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
--------------------------------------------------------------------------------
                               (Title of class)

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___
                                          ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant, as of December 22, 1998: $0

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: Common Stock, $1.00
                                                            -------------------
Par Value: 1,243,598 shares outstanding at December 22, 1998.
------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------
NONE

TABLE OF CONTENTS

PART I                                                          PAGE
 Item 1 -  Business
              General                                            I-1
              Gas Supply                                         I-2
              Rates and Regulations                              I-3
              Competition and Marketing                          I-4
              Employees                                          I-5
              Special Factors Affecting the
               Natural Gas Industry                              I-5
              FERC Regulations                                   I-6
              Environmental Regulations                          I-6
              Other Standards                                    I-8

 Item 2 -  Properties                                            I-9

 Item 3 -  Legal Proceedings                                     I-9

 Item 4 -  Submission of Matters to a Vote of Security Holders   I-9

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

           Report of Independent Public Accountants              II-32

 Item 9 -  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure             II-33

PART III

 Item 10 - Directors and Executive Officers of the Registrant    III-1

 Item 11 - Executive Compensation                                III-4

 Item 12 - Security Ownership of Certain Beneficial Owners
              and Management                                     III-4

 Item 13 - Certain Relationships and Related Transactions        III-4


PART IV

 Item 14 - Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                       IV-1

 Supplemental Schedule                                           IV-3

 Signatures                                                      IV-6

PART I
------

ITEM 1. BUSINESS
----------------

    The Providence Gas Company (the Registrant) and its subsidiary and their representatives may from time to time make written or oral statements, including statements contained in the Registrant's filings with the Securities and Exchange Commission (SEC), which constitute or contain "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations, and releases. All statements other than statements of historical facts included in this Form 10-K regarding the Registrant's financial position, strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward looking statement, the Registrant, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated include but are not limited to: general economic, financial and business conditions; changes in government regulations or regulatory policies; competition in the energy services sector; regional weather conditions; the availability and cost of natural gas; development and operating costs; the success and costs of advertising and promotional efforts; the availability and terms of capital; the business abilities and judgment of personnel; the ability of ProvGas' suppliers and customers to modify or redesign their computer systems to work properly by the Year 2000; ProvGas' ability to grow its business through customer growth; unanticipated environmental liabilities; the costs and effects of unanticipated legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies and asset valuations; and changes in business strategy.

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

    The executive offices of the Registrant are located at 100 Weybosset Street, Providence, Rhode Island 02903, telephone (401) 272-5040.

    The Registrant is engaged in natural gas distribution, serving approximately 166,000 customers in Providence and Newport, Rhode Island, and 23 other cities and towns in Rhode Island. The service territory encompasses approximately 730 square miles and has a population of approximately 817,000. For the year ended September 30, 1998, residential sales accounted for approximately 57% of total firm deliveries, with commercial and industrial sales representing, in the aggregate, approximately 43%. For the years ended September 30, 1997 and 1996, residential sales represented approximately 58% and 59%, respectively, with commercial and industrial sales representing, in the aggregate, approximately 42% and 41%, respectively, of firm deliveries.

    The Registrant's gas distribution system consists of approximately 2,300 miles of gas mains ranging in size from 2 to 36 inches in diameter, approximately 142,000 services (a service is a pipe connecting a gas main with piping on a customer's premises), approximately 166,000 gas meters, and the necessary pressure regulators. The Registrant has regulating and metering facilities at eight points of delivery from Algonquin Gas Transmission Company (Algonquin) and one from Tennessee Gas Pipeline Company, which the Registrant believes to be adequate for receiving gas into its distribution system.

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

Gas Supply
----------

    The Registrant has entered into a full requirements contract with Duke Energy Trading and Marketing, L.L.C. (DETM) to provide all of its gas supply needs beginning October 1, 1997 and continuing through September 30, 2000. DETM provides all gas supplies required by the Registrant, while the Registrant is committed to purchase all supplies exclusively from DETM. Supplies required by the Registrant's firm sales customers are purchased at a single, fixed commodity price for the entire contract period. In order to provide this service, DETM, for the contract period, takes responsibility for the Registrant's pipeline capacity resources not previously released, all storage contracts and all Liquified Natural Gas (LNG) capacity. As a result, the Registrant's gas inventories of approximately $18 million as of September 30, 1997 were sold at book value to DETM on October 1, 1997. All supply resources assigned to DETM will revert back to the Registrant on October 1, 2000.

    As well as providing supply for firm customers at a fixed price, DETM provides gas at market prices to cover the Registrant's non-firm sales customers' needs and to make up the supply imbalances of transportation customers. DETM also provides various other services to the Registrant's transportation service customers including enhanced balancing, standby and the storage and peaking services available under the Registrant's firm transportation storage service in effect since December 1, 1997. DETM receives the supply-related revenues from these services in exchange for providing the supply management inherent in these services.

    Included in the DETM contract are a number of other important features. The Registrant has retained the right to continue to make portfolio changes to reduce supply costs. To the extent the Registrant makes such changes the Registrant must keep DETM whole for the value lost over the remainder of the contract period. The contract relieves the Registrant of the need to perform certain upstream supply management functions which makes it possible for the Registrant to take on the additional supply management workload required by the further unbundling of firm sales customers without major staffing additions.

    As a result of FERC Order 636 and other related orders (the Orders), pipeline transportation companies have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipeline's customers, including the Registrant. The Registrant estimates its transition costs to be approximately $21.7 million, of which $16.2 million has been included in the Gas Charge Clause (GCC) and collected from customers through September 30, 1997. At September 30, 1997, the remaining minimum obligation of $5.5 million has been recorded in the accompanying Consolidated Balance Sheets along with a regulatory asset anticipating future recovery. As part of the above supply contract, DETM assumed liability for these transition costs during the contract's three-year term. At the end of the three-year term of the contract, the Registrant will assume any remaining liability, which is not expected to be material.

Rates and Regulation
--------------------

    The Registrant is subject to the regulatory jurisdiction of the RIPUC with respect to rates and charges, standards of service, accounting and other matters. In August 1997, the RIPUC approved the Price Stabilization Plan Settlement Agreement, (the Plan or Energize RI) among the Registrant, the Rhode Island Division of Public Utilities and Carriers (the Division), The Energy Council of Rhode Island (TEC-RI), and the George Wiley Center. Effective October 1, 1997 through September 30, 2000, Energize RI provides customers with a price decrease of approximately four percent in addition to a three-year price freeze. Under Energize RI, the GCC will be suspended for the entire term. Energize RI also requires the Registrant to make significant capital investments to improve its distribution system. Capital investments required by Energize RI are estimated to total approximately $26 million over the three-year term. In addition, Energize RI requires the Registrant to fund the Low-Income Assistance Program at an annual level of $.1 million, the Demand Side Management Program at an annual level of $.5 million and the Low-Income Weatherization Program at an annual level of $.2 million. Energize RI also continues the process of unbundling by requiring the Registrant to provide unbundled service offerings for up to 10 percent per year of firm deliveries.

    As part of Energize RI, the Registrant will amortize approximately $4.0 million of environmental costs previously charged to the accumulated depreciation reserve. These costs and all environmental costs incurred during the term of the Plan will be amortized over a 10-year period. Also, in connection with the Plan, the Registrant wrote off approximately $1.5 million of previously deferred gas costs in October 1997.

    Under Energize RI the Registrant may earn up to 10.9 percent annually on its average common equity of up to $81.0 million, $86.2 million and $92.0 million in fiscal 1998, 1999, and 2000, respectively. In addition, the Registrant may not earn less than a seven percent return on average common equity. In the event that the Registrant earns in excess of 10.9 percent or less than seven percent, the Registrant will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner determined by all parties to the Plan and to be approved by the RIPUC.

    As part of Energize RI, the Registrant is permitted to file with the Division for the recovery of the impact of exogenous Changes (Changes) which may occur during the three-year term of the Plan. Changes are defined as "...significant increases or decreases in the Registrant's costs or revenues which are beyond the Registrant's reasonable control." Any disputes regarding either the nature or quantification of the Changes are to be resolved by the RIPUC. The impact of any such Changes will be debited or credited to a regulatory asset or liability account throughout the term of Energize RI and will be recovered or refunded at the expiration of the Plan through a method to be determined.

    During 1998, due to the extremely warm temperatures, the Registrant experienced a margin loss of approximately $4.0 million. The Registrant also experienced a non-firm margin loss of approximately $2.2 million due to adverse market prices of natural gas versus alternate fuels. The Registrant believes the causes of these two events were beyond its control and thus considers them as Changes. In 1999, the Registrant intends to file with the Division for recovery of a portion of these losses.

    In 1998, the Registrant did not earn its allowed rate of return primarily as a result of the extremely warm weather and the loss of non-firm margin. Under the Plan's design, which assumed normal weather, the Registrant should have had earnings in year one of the Plan in excess of 10.9 percent. The earnings in excess of 10.9 percent were to be deferred in the deferred revenue account to fund capital investments and other Plan commitments in the remaining two years of the Plan. Absent favorable recovery for the Changes as discussed above, and/or other factors such as colder than normal weather, the Registrant's ability to earn a 10.9 percent return on average common equity in future Plan years is substantially impaired.

    In a decision issued September 1, 1998, the Division rejected allegations made in a complaint brought by Aurora Natural Gas that the Registrant provided advance information and undue preference in pricing to its marketing affiliate, Providence Energy Services, Inc. As part of its investigation, the Division ordered marketer refunds of approximately $.3 million. The Division ordered this refund based on its belief that an unfair rate was charged to customers who did not have operational telemeters in place when they began transporting gas. The Registrant intends to pursue all available options in order to reverse this decision.


Competition and Marketing
-------------------------

    The Registrant experienced modest customer growth in both the residential and commercial/industrial markets. In all, the average annual number of customers rose one percent to approximately 166,000. This increase was achieved in a local economy which is just now beginning to prosper. Seasonally adjusted unemployment stood at 4.9 percent in September 1998, down from 5.2 percent twelve months earlier, and slightly above the national average of 4.6 percent. Also, there is considerable new construction throughout the state, especially in Providence, where the Providence Place Mall is expected to be completed by August 1999, and six new hotels have been proposed. A recent University of Rhode Island study predicts economic stability in the state for the immediate future.

    In addition to funding investments related to system integrity, Energize RI provides opportunities for the Registrant to expand sales. For example, high pressure service to Quonset/Davisville Industrial Port & Commerce Park, a key area for State economic development, provides tremendous opportunities for sales growth as commercial and industrial businesses locate within the park. In addition, Demand Side Management (DSM), an equipment rebate program, provides opportunities to expand sales to nontraditional applications, such as air conditioning and fuel cells. The Registrant has redirected its sales and marketing efforts to leverage Energize RI, as well as other opportunities to promote sales growth within its service territory.

    In response to the large increase of both state-owned and private fleet vehicles powered by natural gas, the Registrant invested approximately $.3 million to renovate its Providence "quick-fill" station for natural gas vehicles
- one of three stations the Registrant operates in the state. Fleet operators throughout the region are expressing greater interest in alternative-fuel vehicles. One of these operators is the Rhode Island Public Transit Authority, which recently launched a major program to replace a large number of its 200 diesel buses with buses that operate solely on natural gas. A new Rhode Island law provides substantial tax incentives which, along with the Federal Department of Energy's designation of Providence as a "clean city", should increase use and awareness of the benefits of natural gas vehicles.

    In May 1996, the RIPUC approved a Rate Design Settlement Agreement (the Agreement) among the Registrant, the Division, TEC-RI, and a consortium of oil heat organizations. The Agreement began a process of unbundling natural gas service in Rhode Island, enabling customers to choose their gas suppliers.

    The Agreement went into effect in June 1996. The initial phase of unbundling was made available to approximately 120 of the largest commercial and industrial customers. In August 1997, the RIPUC approved a plan, called Business Choice, to further unbundle services to an additional 3,400 medium and large commercial and industrial customers. The Registrant commenced Business Choice in December 1997. Energize RI continues the process of unbundling by requiring the Registrant to provide unbundled service offerings for up to 10 percent per year of firm deliveries. At the conclusion of the latest enrollment period on October 1, 1998, an additional 530 customers had signed up for Business Choice. The program now has approximately 1,500 firm transportation customers with annual deliveries of over 5 billion cubic feet per year which is approximately 25 percent of the Registrant's total annual firm deliveries. There are 14 different marketers serving the Registrant's customers and transporting on the system.

    In 1996, the Registrant implemented a Demand Side Management (DSM) Program, which furnishes rebates to customers installing new technologies, such as gas fired air conditioning, cogeneration and gas motors. These technologies use proportionately more natural gas during the summer months, when the distribution system has available capacity. The DSM program also allows for the utilization of existing resources, such as mains, services and year-round supply contracts. This DSM Program will continue to be funded under Energize RI.

Employees
---------

    As of September 30, 1998, the Registrant had 544 full-time employees. Approximately 269 production, distribution and customer service employees are covered by a five-year collective bargaining agreement with Local 12431-01 of the United Steelworkers of America, which became effective in January 1996.

    The bargaining agreement was developed by a labor-management negotiations committee and can be reopened for any reason at any time in order to allow for the committee to deal with new issues as they arise, which results in increased flexibility in the use of employees. The original agreement called for a general wage increase of 3.25 percent each year from 1997 to 2000.

    In April 1998 the contract with Local 12431-01 was renegotiated and extended to January 2002. This negotiation provides for a 3.5% wage increase in January 1999, January 2000, and January 2001.

    Additionally, in March 1996, a 38 month Labor Agreement was ratified by Local 12431-02 of the United Steelworkers of America, which represents approximately 90 office and clerical employees. The agreement called for an average increase of 2.9 percent for 1998.

    In April 1998 the contract with Local 12431-02 was renegotiated and extended to May 2002. This negotiation provides for a 3.5% wage increase in June 1999, June 2000, and June 2001.

Special Factors Affecting the Natural Gas Industry
--------------------------------------------------

General
-------

    The natural gas industry is subject to numerous legislative and regulatory requirements, standards and restrictions that are subject to change and that affect the Registrant to varying degrees. Significant industry factors that have affected or may affect the Registrant from time to time include:

lack of assurance that rate increases can be obtained from regulatory authorities in adequate amounts on a timely basis; changes in the regulations governing the Registrant's operations; reductions in the prices of oil and propane, which can make those fuels less costly than natural gas in some markets; and increases in the price of natural gas.

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

    To meet the requirements of the Orders, the pipelines have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipelines' customers, including the Registrant. The Registrant anticipates its transition costs to be approximately $21.7 million, of which $16.2 million has been included in the GCC and collected from customers through September 30, 1997. At September 30, 1997, the remaining minimum obligation of $5.5 million has been recorded in the accompanying Consolidated Balance Sheets (filed herewith as Item 8) along with a regulatory asset anticipating future recovery. As part of the supply contract with DETM, which was effective October 1, 1997, DETM assumed liability for these transition costs during the contract's three-year term. At the end of the three-year term of the contract, the Registrant will assume any remaining liability, which is not expected to be material.

Environmental Regulations
-------------------------

    Federal, state and local laws and regulations establishing standards and requirements for the protection of the environment have increased in number and in scope in recent years. The Registrant cannot predict the future impact of such standards and requirements, which are subject to change and can take effect retroactively. The Registrant continues to monitor the status of these laws and regulations. Such monitoring involves the review of past activities and current operations, and may include expending funds to investigate or clean up certain sites. To the best of its knowledge, subject to the following, the Registrant believes it is in substantial compliance with such laws and regulations.

    At September 30, 1998, the Registrant was aware of five sites at which future costs may be incurred.

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

    During 1995, the Registrant began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of September 30, 1998, approximately $2.0 million was spent primarily on studies at this site. In accordance with state laws, such a study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at the site. The Registrant has completed the study which indicated that remediation will be required for two-thirds of the property. The remediation is expected to begin in February 1999 and will continue for a duration of three to six months. During the remediation process, the remaining one-third of the property will also be investigated and remediated if necessary.

    At September 30, 1998, the Registrant compiled a preliminary range of costs, based on removal and off-site disposal or recycling of contaminated soil, ranging from $1.8 million to in excess of $5.0 million. However, because of the uncertainties associated with environmental assessment and remediation activities, the future cost of remediation could be higher than the range noted. Based on the proposals for remediation work, the Registrant has accrued $1.8 million at September 30, 1998, for anticipated future remediation costs at this site.

    Tests conducted following the discovery of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center in 1996 confirmed the existence of contaminants at this site. The Registrant is currently conducting tests at this site, the costs of which are being shared equally with the prior owner, to determine the nature and extent of the contamination. Due to the early stages of investigation, management cannot offer any conclusions as to whether any remediation will be required at this site. In addition, in 1997, contamination from scrapped meters and regulators was discovered at this site. The Registrant has reported this to DEM and the Rhode Island Department of Health and is in the process of remediation. It is anticipated that remediation will cost approximately $10,000. Accordingly, the Registrant has accrued $10,000 at September 30, 1998 for anticipated future remediation costs.

    In November 1998 the Registrant received a letter of responsibility from DEM relating to possible contamination on previously-owned property on Allens Avenue in Providence. The current owner of the property has been similarly notified. The Registrant lacks sufficient information at this time to determine the validity of the claim, the amount of the clean-up costs or any defenses which may be available with respect to such claim.

    In prior rate cases filed with the RIPUC, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Due to the magnitude of the Registrant's environmental investigation and remediation expenditures, the Registrant sought current recovery for these amounts. As a result, in accordance with the Price Stabilization Plan Settlement Agreement described in "Rates and Regulation," effective October 1, 1997, all environmental investigation and remediation costs incurred through September 30, 1997, as well as all costs incurred during the three-year term of the Plan, will be amortized over a ten-year period. Additionally, it is the Registrant's practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental-related costs. As of September 30, 1998, the Registrant charged environmental assessment and remediation costs of $2.6 million and an estimated $1.8 million to the accumulated depreciation reserve and has amortized $.4 million of these costs.

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

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                            SELECTED FINANCIAL DATA
                            -----------------------
                             SUMMARY OF OPERATIONS
                             ---------------------
                       FOR THE YEARS ENDED SEPTEMBER 30
                       --------------------------------

                                1998      1997      1996      1995      1994
                              --------  --------  --------  --------  --------
                                   (Thousands, except per share amounts)
Operating revenues            $184,026  $210,673  $210,601  $180,043  $219,143
Cost of gas sold                91,648   117,357   118,051    98,985   133,315
                              --------  --------  --------  --------  --------
Operating margin                92,378    93,316    92,550    81,058    85,828
                              --------  --------  --------  --------  --------
Operating expenses,
  excluding taxes               59,296    59,540    59,673    53,536    54,588
Taxes, other than income        13,092    13,456    12,831    11,597    12,413
Federal income taxes             4,342     4,489     4,418     3,027     4,369
                              --------  --------  --------  --------  --------
Total operating expenses        76,730    77,485    76,922    68,160    71,370
                              --------  --------  --------  --------  --------

Operating income                15,648    15,831    15,628    12,898    14,458
Other, net                         584       371       976       798       409
                              --------   -------   -------   -------   -------
Income before interest
expense                         16,232    16,202    16,604    13,696    14,867
Interest expense                 7,473     7,431     7,294     7,181     6,121
                              --------   -------   -------   -------   -------
Net income                       8,759     8,771     9,310     6,515     8,746
Dividends on preferred stock      (487)     (626)     (696)     (696)     (696)
                              --------   -------   -------   -------   -------
Net income applicable to
 common stock                    8,272     8,145     8,614     5,819     8,050
Common dividends                 4,776     4,777     4,627     4,577     4,501
                              --------  --------  --------  --------  --------
Income reinvested in
 the corporation              $  3,496  $  3,368  $  3,987  $  1,242  $  3,549
                              ========  ========  ========  ========  ========
Weighted average common
 shares outstanding            1,243.6   1,243.6   1,243.6   1,243.6   1,243.6
                              ========  ========  ========  ========  ========
Earnings per common share     $   6.65  $   6.55  $   6.93  $   4.68  $   6.47
                              ========  ========  ========  ========  ========
Common dividends              $   3.84  $   3.84  $   3.72  $   3.68  $   3.62
                              ========  ========  ========  ========  ========

                             OTHER FINANCIAL DATA
                             --------------------
                                 SEPTEMBER 30
                                 ------------

                                       1998      1997      1996      1995      1994
                                     --------  --------  --------  --------  --------
                                          (Thousands, except per share amounts)
Gas plant-at original cost           $313,549  $290,614  $270,149  $253,438  $230,926
Gas plant-net of depreciation         193,451   181,979   171,453   161,956   151,394
Total assets                          228,614   242,143   237,515   214,727   221,177
Capitalization:
  Long-term debt                       78,021    72,372    72,455    74,482    60,078
  Redeemable cumulative preferred
    stock                               4,800     6,400     8,000     8,000     8,000
  Common Stockholder's investment      81,641    78,240    74,844    71,020    69,841
Shares of common stock at year-
  end                                 1,243.6   1,243.6   1,243.6   1,243.6   1,243.6
Book value per share                 $  65.65  $  62.91  $  60.18  $  57.11  $  56.16
                                     ========  ========  ========  ========  ========

Item 7
------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary
-------

    The Registrant's current operating revenues, operating margin and net income have decreased over last year, as shown in the table below:

                                           (000's)
                                                     Percent
                        1998      1997     Change     Change
                      --------  --------  ---------  --------
Operating revenues    $184,026  $210,673  $(26,647)    (12.6)

Operating margin        92,378    93,316      (938)     (1.0)

Net income               8,759     8,771       (12)      (.1)

RESULTS OF OPERATIONS - 1998 VS 1997

Operating Margin
----------------

    During the current year, the Registrant experienced weather that was 8.0 percent warmer than last year. The warmer temperatures resulted in decreased margin of approximately $4.0 million compared to last year. Offsetting the warmer than normal weather was $7.2 million of margin generated under the Price Stabilization Plan Settlement Agreement (Energize RI or the Plan), which became effective October 1, 1997. The components of this additional margin include $10.4 million associated with adjusting the Gas Charge Clause (GCC) mechanism, offset by the funding of the Low-Income and Demand Side Management programs of $1.7 million and the write-off of $1.5 million of previously deferred gas costs. In the prior year, the Registrant funded the Demand Side Management and Low-Income Weatherization programs under the Integrated Resource Plan (IRP) for $.7 million.

    Additionally, non-firm margin decreased approximately $2.2 million when compared with last year. Prior to Energize RI, the Registrant was allowed to recover approximately $3.0 million in non-firm margin under the terms of the IRP, subject to the Registrant's ability to generate sufficient gas cost savings for customers. As a result of Energize RI, the Registrant retains the actual non-firm margin earned. Due to an unfavorable pricing difference between natural gas and alternate fuels, the Registrant experienced a decrease in non-firm sales and transportation margin.

    As part of Energize RI, the performance-based ratemaking mechanism (Mechanism) under the IRP was terminated in September 1997. In 1997, the Registrant recorded $1.5 million in additional margin as a result of this Mechanism. Thus, a decrease in margin from 1997 to 1998 occurred because this Mechanism was no longer available in 1998.

    In a decision issued September 1, 1998, the Rhode Island Division of Public Utilities and Carriers (Division) rejected allegations made in a complaint brought by Aurora Natural Gas that the Registrant provided advance information and undue preference in pricing to its marketing affiliate, Providence Energy Services, Inc. As part of the Division's investigation, the Division ordered marketer refunds of approximately $.3 million. The Division ordered this refund based on its belief that an unfair rate was charged to customers who did not have operational telemeters in place when they began transporting gas. The Registrant intends to pursue all available options in order to reverse this decision.

Operating and Maintenance Expenses
----------------------------------

    Overall, operating and maintenance expenses decreased approximately $1.3 million or 2.8 percent versus last year. This decrease is primarily attributable to a decrease in the Registrant's bad debts. The decrease in bad debts was attributable to improved collection experience and the implementation of new credit policies, as well as decreased operating revenues from warmer than normal weather. The Registrant's other operating and maintenance expenses were essentially flat due to cost management.

    The Registrant continually reviews its operating expenses in order to keep expenses as low as possible; however, expenses can vary from year to year.

Depreciation and Amortization Expense
-------------------------------------

    Depreciation and amortization expense increased approximately $1.1 million or 8.7 percent versus last year. This increase is the result of increased capital spending for Energize RI commitments as well as the amortization of previously deferred environmental costs. Effective October 1, 1997, the Registrant began amortizing environmental costs over a ten-year period in accordance with Energize RI. Due to expected future increases in environmental expenditures, which were projected under Energize RI, the Registrant will have increased environmental amortization expense in future years.

Taxes
-----

    Taxes decreased approximately $.5 million or 2.8 percent versus last year. The overall change in taxes is primarily due to a decrease in gross earnings tax as a result of the warmer weather experienced this year as compared to last year. The decrease was partially offset by an increase in local property taxes as a result of capital spending.

Other, net
----------

    Other, net has increased approximately $.2 million or 57.4 percent versus last year. The increase consists of approximately $.2 million of interest income earned on Federal income tax refunds resulting from amended tax returns.

Interest Expense
----------------

    Interest expense for 1998 was flat when compared to 1997. The Registrant's long-term interest expense increased by approximately $.3 million as a result of the Series S First Mortgage Bond issuance in April 1998. Offsetting the increase was a decrease in weighted average short-term borrowings, as a result of the Series S First Mortgage Bond issuance, which caused short-term interest expense to decrease.

FUTURE OUTLOOK
--------------

A)  Regulatory

    Under Energize RI, the Registrant may earn up to 10.9 percent annually on its average common equity of up to $81.0 million, $86.2 million, and $92.0 million in fiscal 1998, 1999 and 2000, respectively. In addition, the Registrant may not earn less than a seven percent return on average common equity. In the event that the Registrant earns in excess of 10.9 percent or less than seven percent, the Registrant will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner to be determined by all parties to the Plan and to be approved by the Rhode Island Public Utilities Commission (RIPUC).

    The implementation of Energize RI this year changed how the Registrant recorded its gas costs, resulting in higher margin reflected in the first half of the fiscal year and lower margin in the second half. This change did not impact annual earnings.

    As part of Energize RI, the Registrant is permitted to file with the Division for the recovery of the impact of exogenous Changes (Changes) which may occur during the three-year term of the Plan. Changes are defined as "...significant increases or decreases in the Registrant's costs or revenues which are beyond the Registrant's reasonable control." Any disputes regarding either the nature or quantification of the Changes are to be resolved by the RIPUC. The impact of any such Changes will be debited or credited to a regulatory asset or liability account throughout the term of Energize RI and will be recovered or refunded at the expiration of the Plan through a method to be determined.

    During 1998, due to the extremely warm temperatures, the Registrant experienced a margin loss of approximately $4.0 million. The Registrant also experienced a non-firm margin loss of approximately $2.2 million due to adverse market prices of natural gas versus alternate fuels. The Registrant believes the causes of these two events were beyond its control and thus considers them as Changes. In fiscal 1999, the Registrant intends to file with the Division for recovery of a portion of these losses.

    In 1998, the Registrant did not earn its allowed rate of return primarily as a result of the extremely warm weather and the loss of non-firm margin as previously discussed in "Operating Margin". Under the Plan's design, which assumed normal weather, the Registrant should have had earnings in year one of the Plan in excess of 10.9 percent. The earnings in excess of 10.9 percent were to be deferred in the deferred revenue account to fund capital investments and other Plan commitments in the remaining two years of the Plan. Absent favorable recovery for the Changes discussed above, and/or other factors such as colder than normal weather, the Registrant's ability to earn a 10.9 percent return on average common equity in future Plan years is substantially impaired.

    In May 1996, the RIPUC approved a Rate Design Settlement Agreement (the Agreement) among the Registrant, the Division, TEC-RI, and a consortium of oil heat organizations. The Agreement began a process of unbundling natural gas service in Rhode Island, enabling customers to choose their gas suppliers.

    The Agreement went into effect in June 1996. The initial phase of unbundling was available to approximately 120 of the largest commercial and industrial customers. In August 1997, the RIPUC approved a plan, called Business Choice, to further unbundle services to an additional 3,400 medium and large commercial and industrial customers. The Registrant commenced Business Choice in December 1997. Energize RI continues the process of unbundling by requiring the Registrant to provide unbundled service offerings for up to 10 percent per year of firm deliveries. At the conclusion of the latest enrollment period on October 1, 1998, an additional 530 customers had signed up for Business Choice. The program now has approximately 1,500 firm transportation customers with annual deliveries of over 5 billion cubic feet per year which is approximately 25 percent of the Registrant's total annual firm deliveries. There are 14 different marketers serving the Registrant's customers and transporting on the system.

B)  Business Opportunities

    In addition to funding investments related to system integrity, Energize RI provides opportunities for the Registrant to expand sales. For example, high pressure service to Quonset/Davisville Industrial Port & Commerce Park, a key area for State economic development, provides tremendous opportunities for sales growth as commercial and industrial businesses locate within the park. In addition, Demand Side Management, an equipment rebate program, provides opportunities to expand sales to nontraditional applications, such as air conditioning and fuel cells. The Registrant has redirected its sales and marketing efforts to leverage Energize RI, as well as other opportunities to promote sales growth within its service territory.

C)  New Accounting Pronouncements

    Please refer to Footnote 10 of the accompanying Consolidated Financial Statements.

RESULTS OF OPERATIONS - 1997 VERSUS 1996

Operating Margin
----------------

    During 1997, the Registrant experienced normal weather as opposed to colder-than-normal weather in 1996, which resulted in 1997 temperatures that were 5.2 percent warmer than 1996. The decrease in heating load due to the warmer temperatures resulted in decreased margin of approximately $1.7 million, which was offset by increased margin of $.7 million as a result of load growth and an increase in the customer base of 1,601 or 1.0 percent. Primarily as a result of the warmer temperatures experienced in 1997, residential sales decreased 565 million cubic feet (MMcf) or 4.0 percent. The Registrant's commercial and industrial firm sales decreased approximately 1,598 MMcf, or 16.9 percent as a result of warmer weather and customer migrations from sales service to transportation service in connection with unbundling natural gas service in Rhode Island. In 1996, approximately 120 of the largest commercial and industrial customers were eligible for unbundled service offerings. In December 1997, an additional 3,400 large and medium commercial and industrial customers were eligible. This migration of customers to transportation did not have a material effect on margin.

    The decrease due to weather was also offset by increases in margin of $.8 million as a result of the rate increase effective December 17, 1995 and $.4 million as the result of an increase in revenues associated with the phase-in of post-retirement expenses related to Statement of Financial Accounting Standards No. 106.

    Interruptible and other volumes remained consistent with last year. Operating margin from interruptible and other sales did not affect the Registrant's operating margin or results of operations because the RIPUC required the Registrant to return any margins earned from these non-firm customers to firm customers through the GCC. Beginning October 1, 1997, under Energize RI as discussed in Note 9 to the accompanying Consolidated Financial Statements, the Registrant will retain all margins earned from these non-firm sales.

    The Registrant's transportation volumes increased approximately 1,345 MMcf as the result of the unbundling process described above. As the unbundling process continues, the Registrant expects transportation revenues and volumes will continue to increase as customers migrate from sales to transportation.

Operating and Maintenance Expenses
----------------------------------

    Overall, operating and maintenance expenses have decreased approximately $1.0 million, or 2.0 percent, versus 1996. The Registrant had an $.8 million decrease in outside services due to expenditures made in 1996 to develop new energy service offerings as well as expenses related to the IRP. This decrease was offset by an increase in the Registrant's labor of $.8 million related to cost of living and negotiated union contract increases. This increase in labor was offset by an increase in capitalized labor and administrative expenses of $.7 million. This increase was the result of increased capital projects in 1997 as well as an increase in expenses allocated to capital projects. The Registrant also incurred increased post-retirement benefit expenses of $.3 million as the result of the continued phasing of these expenses into the Registrant's rates in 1997. The remaining decrease of $.6 million relates primarily to cost management by the Registrant.

Depreciation and Amortization
-----------------------------

    Depreciation and amortization expense increased approximately $.8 million, or 7.3 percent, primarily as the result of capital additions, including technology related assets with shorter depreciable lives as well as an increase in depreciation rates that became effective with the rate increase on December 17, 1995.

Taxes
-----

    Taxes increased approximately $.7 million, or 4.0 percent, primarily as a result of increased property taxes due to increased capital spending as well as increased property tax rates in 1997.

Other, net
----------

    Other, net decreased approximately $.6 million. The decrease was primarily due to regulatory changes of $.9 million in 1996 as the result of the rate decision effective December 17, 1995 offset by increases in the allowance for funds used during construction of $.2 million as the result of increased capital spending.

Interest Expense
----------------

    Interest expense for 1997 was flat when compared to 1996. Interest expense increased approximately $.2 million primarily as the result of an increase in interest on long-term debt due to the issuance of Series R First Mortgage Bonds in December of 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Registrant meets seasonal cash requirements and finances its capital expenditures program on an interim basis through short-term borrowings. Management believes its available financings are sufficient to meet these seasonal needs.

    During the current year, the Registrant's cash flow from operations increased approximately $13.1 million compared to the same period last year. This increase was primarily due to the sale of the Registrant's working gas in storage to Duke Energy Trading and Marketing, L.L.C. as well as the impact of Energize RI changes.

    Capital expenditures for 1998 of approximately $27.5 million increased
$7.3 million or 35.8 percent when compared to the $20.2 million last year. As part of Energize RI, the Registrant's spending increased as a result of making significant capital improvements to its distribution system. These improvements will expand the distribution system into economically-developing areas of Rhode Island, as well as accelerate the replacement of older mains and services. Additional expenditures relating to the Registrant's decision to move to a client server environment, as well as to computerize existing paper records of its distribution system, have also contributed to this increase. Anticipated capital expenditures during the next two fiscal years are expected to total approximately $57.1 million.

    To finance capital expenditures, the Registrant issued $15 million of Series S First Mortgage Bonds in April 1998 at a rate of 6.82 percent. These bonds require semi-annual interest payments and a lump sum repayment of principal in 20 years.

    To reduce its long-term borrowing costs, the Registrant repurchased $6.4 million of Series M First Mortgage Bonds in September 1998. The cost to repurchase was comprised of $6.4 million in principal and $1.4 million in premium. The Registrant is planning to issue $15 million in First Mortgage Bonds to cover the cost of the repurchase as well as for general corporate purposes. The future bond issuance is anticipated to be for a 30 year term at an interest rate expected to be less than 7.0 percent. The Registrant estimates savings of approximately $1.8 million over the life of the new debt based on a projected interest rate of 6.75 percent. The Registrant has received an order from the Division which permits the amortization of the bond premium over the life of the new debt.


YEAR 2000 DISCLOSURE

    Many companies' software programs and computing infrastructure use two-digit years to define the applicable year, rather than four-digit years, and have time-sensitive software that may recognize a date using "00" as the last two digits of the year 1900, rather than the year 2000. This could result in the computer or embedded hardware shutting down or performing incorrect computations. On July 29, 1998, the Securities and Exchange Commission issued an Interpretation entitled "Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisers, Investment Companies, and Municipal Securities Issuers", calling for extensive detailed reporting and disclosure of a company's progress in addressing the Year 2000 impact. Pursuant to this Interpretation, the Registrant is providing the following disclosure.

READINESS

    The Registrant recognizes that the products and services that the Registrant provides to its customers are essential. The Year 2000 computer problem poses a significant challenge to the Registrant's ability to continue to provide these products and services. Senior management has made Year 2000 readiness a top priority, and in response to that challenge, has established a Year 2000 Project Office to ensure the continuity of mission critical business systems and processes before and beyond the Year 2000. The Registrant has hired two international consulting firms to assist the Registrant in the areas of assessment, strategy, staffing and the selection and execution of a recognized methodology to assess Year 2000 readiness. The Project Office oversees work in the following four areas:

1.  Information Technology (IT) Systems
    -----------------------------------

    The Registrant continues to implement its technology plan developed in 1992 which includes the migration from a mainframe centric to a client server centric environment. The migration includes the replacement of the Customer Information System (CIS) which supports the business function of customer inquiry, service orders and billing. The Plan also includes the replacement of its business applications such as financial, human resources and procurement with an Enterprise Resource Planning (ERP) system. These new systems have been represented by the suppliers to be Year 2000 ready. The migration to CIS and ERP, including testing of these new systems, is expected to be completed by June 30, 1999.

    The Registrant has completed an inventory of its remaining IT systems and is in the process of assessing these systems. The Registrant is preparing procurement policies as part of its efforts to ensure Year 2000 readiness for any future changes to its IT systems environment or future acquisitions of IT systems.

2.  Embedded Systems
    ----------------

    The Registrant is working with an international management consulting and engineering firm with industry-specific experience to address the Year 2000 readiness of embedded microprocessors deployed in its distribution and facility operations. The distribution area covers, but is not limited to, the monitoring, storage, measurement and control of the flow of natural gas. The facility area covers, but is not limited to, back-up power supply, heat and air conditioning, and security at the Registrant's offices.

    The Registrant has completed reviewing 99 percent of its embedded components inventory. This inventory has been loaded into the Registrant's database and has been matched against the consultant's proprietary database to assess which components are Year 2000 ready. The consultant's proprietary database contains important information collected by the consultant through its industry network. To date, the consultant's database immediately identified 69 percent of the components. Ninety-four percent of the identified components were determined to be compliant and six percent were determined to be non-compliant. The components associated with the Registrant's mission critical systems have been identified in the database, and many of these components are compliant. Remediation planning is underway to address the remaining components. The Registrant will work closely with the consultants to assess the segment of components that could not be matched or identified in the consultant's proprietary database. This work includes direct follow-up with the manufacturers of those components. This assessment is expected to be completed by December 1998 at which point the Registrant can better evaluate the impact of any system failure. Remediation and testing of mission critical systems is scheduled to be completed by June 30, 1999 and remediation and testing of all other embedded systems is planned to be completed by September 30, 1999.

3.  Upstream/Downstream
    -------------------

    The Registrant has developed a communication plan to keep its shareholder, customers, employees, and other major constituencies informed about the Registrant's plans and the state of readiness concerning the Year 2000 computer problem. The Registrant has developed a plan to address the readiness of its major suppliers which includes a combination of written requests, telephone interviews, and leveraging of customer groups and site visits. The Registrant is actively participating with the Rhode Island Y2K (Year 2000) Group which acts as a communication forum for key customers as well as the other essential suppliers of services such as: telecommunications, water and electric. The Registrant expects to have its assessment of its supply chain completed by January 31, 1999. The Registrant's strategy includes the continual monitoring of any risk areas that surface as a result of that assessment.

4.  Contingency Planning
    --------------------

    The Registrant has contingency plans in place for response to certain emergency operational situations. However, the Registrant intends to begin developing actionable contingency plans pertinent to the Year 2000 computer problem following substantial completion of the assessment of its systems and third party relationships. Representatives from the Registrant are participating in industry consortiums related to contingency planning. The planning will factor the results of the risk assessments in the three areas mentioned above, taking into account the major business processes of the Registrant. The Registrant expects its Year 2000 contingency plans to be finalized and in place by June 30, 1999.

YEAR 2000 COSTS

    The Registrant expects to complete its comprehensive budget for all phases of its Year 2000 effort by January 31, 1999. The Registrant will capitalize Year 2000 costs with a five-year amortization period as part of the regulatory treatment approved by the RIPUC under the Registrant's Energize RI program. As of September 30, 1998, the Registrant has deferred Year 2000 costs of $2.5 million. The Registrant estimates the cost of the assessment phase of its Year 2000 effort to be less than $1 million. The Registrant does not yet have a cost estimate applicable to remediation at this time.

POTENTIAL RISKS

    The Registrant must complete its migration to a client server environment and must complete the implementation of CIS and ERP and the upgrade of its System Control and Data Acquisition software application. Although the Registrant expects to achieve these goals in a timely manner, the Registrant cannot guarantee these results. A delay in completing these projects or the inability of any of these systems to perform their respective fundamental functions would result in the Registrant experiencing significant business disruption.

    The majority of the Registrant's natural gas supply is delivered over third-party interstate transmission lines from the Gulf coast to Rhode Island. These interstate transmission lines use many compressor stations to move the gas. These compressor stations are controlled and monitored remotely, each station using hundreds of embedded components. If these embedded systems reach critical failure without manual backup, the Registrant will experience an indeterminate amount of gas supply loss. Although the Registrant expects the natural gas delivery systems to operate in the Year 2000, the Registrant cannot guarantee this will occur. If the loss of gas supply exceeds the Registrant's access to its reserves in storage and its liquefied natural gas capability, the Registrant will not be able to serve certain customer segments. The Registrant's inability to serve its customers would result in a loss of revenue and potential claims.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------


                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                 SEPTEMBER 30
                                 ------------

                                                           1998         1997
                                                           ----         ----
                                                       (Thousands of Dollars)
     ASSETS
     ------
Gas plant, at original cost (notes 1, 4, 7 and 9)       $313,549      $290,614
 Less - Accumulated depreciation and
    plant acquisition adjustments (notes 1 and 9)        119,916       108,478
                                                        --------      --------
                                                         193,633       182,136
                                                        --------      --------
Current assets:
 Cash and temporary cash investments (notes 1 and 8)         798           778
 Accounts receivable, less allowance of
  $2,137 in 1998 and $1,739 in 1997 (notes 1 and 3)        9,938        13,120
 Unbilled revenues (note 1)                                1,610         2,658
 Deferred gas costs (notes 1,7 and 9)                          -         7,151
 Inventories, at average cost -
  Liquefied natural gas, propane and underground
   storage                                                    11        18,001
  Materials and supplies                                   1,166         1,166
 Prepaid and refundable taxes (note 2)                     4,417         3,293
 Prepayments                                               1,663           966
                                                        --------      --------
                                                          19,603        47,133
                                                        --------      --------
Deferred charges and other assets
 (notes 1, 3, 6 and 9)                                    15,378        12,874
                                                        --------      --------

 Total assets                                           $228,614      $242,143
                                                        ========      ========
   CAPITALIZATION AND LIABILITIES
   -------------------------------

Capitalization (see accompanying statement)             $164,462      $157,012
                                                        --------      --------
Current liabilities:
 Notes payable (notes 5 and 8)                             9,720        20,410
 Current portion of long-term debt (note 4)                3,050         3,707
 Accounts payable (notes 6, 7 and 8)                       7,332        16,114
 Accrued taxes                                             2,537         2,529
 Accrued vacation                                          1,597         1,658
 Customer deposits                                         2,998         3,430
 Other                                                     4,769         4,639
                                                        --------      --------
                                                          32,003        52,487
                                                        --------      --------
Deferred credits and reserves:
 Accumulated deferred Federal income taxes (note 2)       21,351        20,598
 Unamortized investment tax credits (note 2)               2,197         2,354
 Other (notes 6 and 7)                                     8,601         9,692
                                                        --------      --------
                                                          32,149        32,644
                                                        --------      --------

Commitments and contingencies (notes 7 and 9)                  -             -

 Total capitalization and liabilities                   $228,614      $242,143
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

                           THE PROVIDENCE GAS COMPANY
                           --------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                           FOR THE FISCAL YEARS ENDED
                           --------------------------
                                  SEPTEMBER 30
                                  ------------


                                            1998          1997          1996
                                        ------------  ------------  ------------
                                         (Thousands, except per share amounts)
Operating revenues                         $184,026      $210,673      $210,601
Cost of gas sold                             91,648       117,357       118,051
                                           --------      --------      --------
  Operating margin                           92,378        93,316        92,550
                                           --------      --------      --------

Operating expenses:
  Operation and maintenance                  45,813        47,135        48,116
  Depreciation and amortization              13,483        12,405        11,557
  Taxes -
    State gross earnings                      5,363         6,023         6,061
    Local property and other                  7,729         7,433         6,770
    Federal income (note 2)                   4,342         4,489         4,418
                                           --------      --------      --------

Total operating expenses                     76,730        77,485        76,922
                                           --------      --------      --------

Operating income                             15,648        15,831        15,628

Other, net (notes 1 and 2)                      584           371           976
                                           --------      --------      --------

Income before interest expense               16,232        16,202        16,604
                                           --------      --------      --------

Interest expense:
  Long-term debt                              6,362         6,042         5,889
  Other                                       1,365         1,609         1,498
  Interest capitalized                         (254)         (220)          (93)
                                           --------      --------      --------
                                              7,473         7,431         7,294
                                           --------      --------      --------

Net income                                    8,759         8,771         9,310

Dividends on preferred stock(note 4)           (487)         (626)         (696)
                                           --------      --------      --------

Net income applicable to
  common stock                             $  8,272      $  8,145      $  8,614
                                           ========      ========      ========

Net income per common share                   $6.65         $6.55         $6.93
  (note 11)                                ========      ========      ========

Weighted average common
  shares outstanding (note 11)              1,243.6       1,243.6       1,243.6
                                           ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           THE PROVIDENCE GAS COMPANY
                           --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                    FOR THE FISCAL YEARS ENDED SEPTEMBER 30
                    ---------------------------------------

                                                        1998       1997      1996
                                                       ------     ------    ------
                                                         (Thousands of Dollars)
Cash provided by (used for)
Operating Activities:
--------------------
  Net income                                         $  8,759   $ 8,771   $  9,310
  Items not requiring cash:
    Depreciation and amortization                      13,611    12,533     11,686
    Charges as a result of regulatory action            1,500         -     (1,453)
    Deferred Federal income taxes                       1,063       622      1,968
    Amortization of investment tax credits               (157)     (156)      (158)
    Changes in assets and liabilities
      which provided (used) cash:
        Accounts receivable                            21,010       881       (194)
        Unbilled revenues                               1,048      (325)       304
        Deferred gas costs                                 (2)    5,977    (11,932)
        Inventories                                       (11)   (2,222)    (5,542)
        Prepaid and refundable taxes                   (1,434)     (186)     2,064
        Prepayments                                      (697)      499       (137)
        Accounts payable                               (3,282)     (366)     2,584
        Accrued taxes                                       8       662         62
        Accrued vacation, customer
          deposits and other                             (363)     (938)     1,494
        Deferred charges and other                        373     2,529      1,236
                                                     --------   -------   --------
        Net cash provided by operations                41,426    28,281     11,292
                                                     --------   -------   --------

Investment activities:
-----------------------
  Expenditures for property, plant and
    equipment, net                                    (27,453)  (20,214)   (20,346)
                                                     --------  --------   --------

Financing activities:
--------------------------
  Issuance of mortgage bonds                           15,000         -     15,000
  Redemption of preferred stock                        (1,600)   (1,600)         -
  Issuance of long-term debt                                -     1,345          -
  Payments on long-term debt                           (3,645)   (2,164)    (1,954)
  Premium payment on bonds                             (1,392)        -          -
  Repurchase of mortgage bonds                         (6,363)        -          -
  Increase (decrease) in notes payable, net           (10,690)     (390)     1,463
  Cash dividends on preferred shares (note 4)            (487)     (626)      (696)
  Cash dividends on common shares                      (4,776)   (4,777)    (4,627)
                                                     --------   --------   -------
    Net cash provided (used) by financing activities  (13,953)   (8,212)     9,186
                                                     --------   --------   -------
Increase (decrease) in cash and
  cash equivalents                                         20      (145)       132
Cash and cash equivalents at beginning
  of year                                                 778       923        791
                                                     --------   --------  --------
Cash and cash equivalents at end of year             $    798   $   778   $    923
                                                     ========   ========  ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for -
    Interest (net of amount capitalized)             $  6,998   $ 7,305   $  6,561
    Income taxes (net of refunds)                    $  4,198   $ 2,215   $  2,367
Schedule of noncash investing activities
  Equipment financed through capital leases          $     -    $   437   $      -
  Equipment financed through other
    long-term debt                                   $     -    $ 1,983   $      -


The accompanying notes are an integral part of these consolidated financial statements.

                           THE PROVIDENCE GAS COMPANY
                           --------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  SEPTEMBER 30
                                  ------------

                                                       1998      1997
                                                     --------  --------
                                                        (Thousands)

Common stock equity (notes 4 and 6):
  Common stock, $1 Par, Authorized - 2,500 shares
    Outstanding - 1,244 shares in 1998 and 1997      $  1,244  $  1,244
  Amount paid in excess of par                         37,590    37,685
  Retained earnings                                    42,807    39,311
                                                     --------  --------
                                                       81,641    78,240
                                                     --------  --------
Cumulative preferred stock (notes 4 and 8):
  Redeemable 8.7% series, $100 Par
  Authorized - 80 shares
  Outstanding - 48 shares in 1998 and
                64 shares in 1997                       4,800     6,400
                                                     --------  --------

Long-term debt (notes 4, 7 and 8):
  First Mortgage Bonds, secured by property -
  Series M, 10.25%, due July 31, 2008                   2,728    10,000
  Series N, 9.63%, due May 30, 2020                    10,000    10,000
  Series O, 8.46%, due September 30, 2022              12,500    12,500
  Series P, 8.09%, due September 30, 2022              12,500    12,500
  Series Q, 5.62%, due November 30, 2003                9,600    11,200
  Series R, 7.50%, due December 15, 2025               15,000    15,000
  Series S, 6.82%, due April 20, 2018                  15,000         -
Other long-term debt                                    2,573     3,207
Capital Leases                                          1,170     1,672
                                                     --------  --------
                                                       81,071    76,079

  Less-current portion                                  3,050     3,707
                                                     --------  --------
                                                       78,021    72,372
                                                     --------  --------

Total capitalization                                 $164,462  $157,012
                                                     ========  ========


The accompanying notes are an integral part of these consolidated financial statements.

                           THE PROVIDENCE GAS COMPANY
                           --------------------------
                       CONSOLIDATED STATEMENTS OF CHANGES
                       ----------------------------------
                       IN COMMON STOCKHOLDER'S INVESTMENT
                       ----------------------------------
                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 1998
                  --------------------------------------------



                                          Shares            Amount
                                    Issued and Outstanding  Paid in
                                    ----------------------  Excess     Retained
                                    Number     Amount       of Par     Earnings
                                    -------------------------------------------
                                                          (Thousands)
Balance, September 30, 1995           1,244   $ 1,244       $37,820    $31,956
Add (deduct):
 Net income                               -         -             -      9,310
 Cash dividends on common shares
  ($3.72 per share)                       -         -             -     (4,627)
 Cash dividends on preferred
  shares ($8.70 per share)                -         -             -       (696)
 Accrual for stock
  compensation plans                      -         -          (227)         -
 Amortization of deferred
  compensation                            -         -            64          -
                                    -------   -------       -------    -------

Balance, September 30, 1996           1,244     1,244        37,657     35,943
Add (deduct):
 Net income                               -         -             -      8,771
 Cash dividends on common shares
  ($3.84 per share)                       -         -             -     (4,777)
 Cash dividends on preferred
  shares ($8.70 per share)                -         -             -       (626)
 Accrual for stock
  compensation plans                      -         -          (110)         -
 Amortization of deferred
  compensation                            -         -           138          -
                                    -------   -------       -------    -------

Balance, September 30, 1997           1,244     1,244        37,685     39,311
Add (deduct):
 Net income                               -         -             -      8,759
 Cash dividends on common shares
  ($3.84 per share)                       -         -             -     (4,776)
 Cash dividends on preferred
  shares ($8.70 per share)                -         -             -       (487)
 Accrual for stock
  compensation plans                      -         -          (266)         -
 Amortization of deferred
  compensation                            -         -           171          -
                                    -------   -------       -------    -------
Balance, September 30, 1998           1,244    $1,244       $37,590    $42,807
                                    =======   =======       =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The consolidated financial statements include the accounts of The Providence Gas Company and its wholly-owned subsidiary (the Registrant). Revenues from the natural gas distribution business are reflected in the accompanying Consolidated Statements of Income to arrive at operating income. Results of nonregulated operations are presented after operating income in the accompanying Consolidated Statements of Income. All significant intercompany transactions have been eliminated in consolidation.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REGULATION

     The Registrant is subject to regulation by the Rhode Island Public Utilities Commission (RIPUC). The accounting policies of the Registrant conform to GAAP as applied in the case of regulated public utilities and are in accordance with the regulator's accounting requirements and rate-making practices.

OPERATING REVENUES

     Operating revenues are generated principally from natural gas activities. The Registrant records accrued natural gas distribution revenues based on estimates of gas volumes delivered and not billed at the end of an accounting period in order to match revenues with related costs.

LEASE ACCOUNTING

     Previously, the Registrant leased water heaters and other appliances to customers under finance leases. These leases are recorded on the accompanying Consolidated Balance Sheets at the gross investment in the leases less unearned income. Unearned income is recognized in such a manner as to produce a constant periodic rate of return on the net investment in the finance leases.

GAS PLANT

     Gas plant is stated at the original cost of construction. In accordance with the uniform system of accounts prescribed by the RIPUC, the difference between the original cost of gas plant acquired and the cost to the Registrant is recorded as a Plant Acquisition Adjustment and is being amortized over periods ranging from 1 to 24 years.

     The Registrant capitalizes the costs of all technology investments with the exception of system maintenance costs unless deferral is approved by its regulator.

IMPAIRMENT OF LONG-LIVED ASSETS

     Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which became effective for the Registrant in 1997, established accounting standards for the impairment of long-lived assets. SFAS No. 121 also required that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. SFAS No. 121 did not have an impact on the Registrant's financial position or results of operations.

DEPRECIATION

     Depreciation is provided on the straight-line basis at rates approved by the RIPUC which are designed to amortize the cost of depreciable plant over its estimated useful life. The composite depreciation rate expressed as a percentage of the average depreciable gas plant in service was approximately 3.85 percent for 1998, 1997 and 1996.

     The Registrant retires property units by charging original cost, cost of removal, including environmental investigation and remediation costs and salvage value to accumulated depreciation.

GAS CHARGE CLAUSES

     In May 1996, the RIPUC approved a Rate Design Settlement Agreement (the Agreement). The Agreement included changes to the Registrant's gas cost recovery mechanism. Specifically, the Agreement replaced the previous Cost of Gas Adjustment Clause (CGA) with Gas Charge Clauses (GCC) effective June 2, 1996. In addition to the commodity and related pipeline transportation costs historically included in the CGA, the GCC provided for the recovery of: (1) inventory financing costs; (2) working capital associated with gas supply purchases; (3) bad debt expenses associated with the gas revenue portion of customer bills; and
(4) a substantial portion of liquefied natural gas operating and maintenance expenses, all of which were previously recovered in base rates. Similar to the former CGA, the GCC provided for reconciliation of total gas costs billed with the actual cost of gas incurred. Any excess or deficiency in amounts billed as compared to costs incurred was deferred and either refunded to, or recovered from, customers over a subsequent period. As a result of the Price Stabilization Plan Settlement Agreement described in Note 9, the GCC will be suspended for the period from October 1, 1997 through September 30, 2000. Any excess or deficiency in amounts billed as compared to costs incurred will be retained or borne by the Registrant during this period.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

     The Registrant capitalizes interest and an allowance for equity funds in accordance with established policies of the RIPUC. The rates used are based on the actual cost of debt and the allowed equity return. Interest capitalized is shown as a reduction of interest expense and the equity allowance is included in Other, net in the accompanying Consolidated Statements of Income.

DEFERRED CHARGES AND OTHER ASSETS

     The Registrant defers and amortizes certain costs in a manner consistent with authorized or probable rate-making treatment.

     Deferred financing costs are amortized over the life of the related security while the remaining deferred regulatory charges and other assets are amortized over a recovery period specified by the RIPUC.

Deferred Charges and Other Assets include the following:

(thousands of dollars)                  1998     1997
-------------------------------------  -------  -------
Pension costs                          $ 6,270  $ 7,272
Unamortized debt expense                 3,204    1,901
Year 2000 costs                          2,518        -
Cost of fuel assistance program            895      808
Post-retirement benefits                   346      691
Deferred rate case expense (note 9)        183      164
Goodwill, net                               95      106
Other deferred charges                   1,867    1,932
                                       -------  -------
   Total                               $15,378  $12,874
                                       =======  =======

TEMPORARY CASH INVESTMENTS

    Temporary cash investments are short-term, highly liquid investments with original maturities to the Registrant of not more than 90 days.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified for consistent presentation with the current year.

2.FEDERAL INCOME TAXES

    The Registrant records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires deferred taxes to be provided for all temporary differences.

The following is a summary of the provision for Federal income taxes for the three years ended September 30:

(thousands of dollars)           1998     1997     1996
------------------------------  -------  -------  -------
Current                          $3,336   $3,898   $2,821
Deferred                          1,063      622    1,968
                                 ------   ------   ------
Total Federal income tax
 provision                       $4,399   $4,520   $4,789
                                 ======   ======   ======

Income tax is charged to the
  following:

Charged to operating
  expenses                       $4,342   $4,489   $4,418
Included in other,
 net                                 57       31      371
                                 ------   ------   ------
Total Federal income tax
 provision                       $4,399   $4,520   $4,789
                                 ======   ======   ======

    The effective Federal income tax rates and the reasons for their differences from the statutory Federal income tax rates are as follows:

                                   1998   1997   1996
                                  -----  -----  -----
Statutory Federal income tax
 rates                            34.0%  34.0%  34.0%
Reversing temporary differences    (.3)   (.2)    .3
Amortization of investment
  tax credits                      (.4)   (.4)   (.4)
Other                               .1     .6     .1
                                  -----  -----  -----
Effective Federal income tax
 rate                             33.4%  34.0%  34.0%
                                  =====  =====  =====

    The Registrant's deferred tax assets and liabilities for each of the two years in the period ended September 30 are the result of the following temporary differences:

                                              1998         1997
                                           -----------  -----------
                                            (thousands of dollars)
Long-term deferred taxes
------------------------
  Tax assets
   Unamortized ITC                           $    774     $    828
   Other                                          424          316

  Tax liabilities
   Property related                           (21,801)     (20,942)
   Pension costs                                 (237)        (222)
   Deferred charges                              (511)        (578)
                                             --------     --------

Net deferred tax liability included in
  accompanying Consolidated Balance
  Sheets                                     $(21,351)    $(20,598)
                                             ========     ========




Prepaid taxes
-------------

   Tax assets
     Accounts receivable reserves            $    921     $    424
     Property tax reserves                       (136)        (245)
     Alternative minimum tax                        -          672
     Other                                        540          787
   Tax liabilities
     Employee severance                            56           56
     Other                                       (108)        (111)
                                             --------     --------

   Net prepaid taxes                            1,273        1,583

   Prepaid gross earnings tax and other         3,144        1,710
                                             --------     --------

   Net prepaid and refundable taxes
     included in accompanying
     Consolidated Balance Sheets             $  4,417     $  3,293
                                             ========     ========

    Investment tax credits are amortized through credits to other, net over the estimated lives of related property.

3.  LEASE RECEIVABLES

    Previously, the Registrant financed the installation of water heaters and other appliances for its customers under one to three-year finance agreements. Additionally, the Registrant leased water heaters and appliances to customers under 10-year sales-type leases.


Future minimum lease payments to be received are:
(thousands of dollars)
----------------------
1999                             $  450
2000                                450
2001                                340
                                 ------
                                  1,240
Amount representing interest        197
                                 ------
Amount representing principal    $1,043
                                 ======


4.  CAPITALIZATION

A.  FIRST MORTGAGE BONDS

    In December 1995, the Registrant issued $15 million of Series R First Mortgage Bonds. These First Mortgage Bonds bear interest at the rate of 7.5 percent and mature in December 2025. The net proceeds provided by this indebtedness were used to pay down the Registrant's short-term debt.

    In April 1998, the Registrant issued $15 million of Series S First Mortgage Bonds. These First Mortgage Bonds bear interest at the rate of 6.82 percent and mature in April 2018. The net proceeds provided by this indebtedness were used to finance capital expenditures and pay down short-term debt.

    The Registrant's First Mortgage Bonds are secured by a lien on substantially all of the Registrant's tangible and real property.

    As of September 30, 1998, the annual sinking fund requirements and maturities of long-term debt for each of the next five fiscal years are $1,873,000.

    In September 1998, the Registrant repurchased $6.4 million of Series M First Mortgage Bonds. The cost of repurchase was comprised of $6.4 million in principal and $1.4 million in premium. The premium will be amortized over the life of new debt which the Registrant expects to issue in 1999. The
Registrant received an order from the RI Division of Public Utilities and Carriers (Division) which permits the amortization of the bond premium over the life of the new debt.

    The terms of the various supplemental indentures, as supplemented, under which the First Mortgage Bonds were issued, contain restrictions which provide that dividends may not be paid on common stock of the Registrant under certain conditions. Approximately $15 million of the Registrant's retained earnings were available for dividends under the most restrictive terms of the Registrant's First Mortgage Bond indenture.

B.  OTHER LONG-TERM DEBT

  During 1997, the Registrant financed equipment purchases of approximately $3,328,000 through the issuance of long-term notes to IBM Credit Corporation. The notes have five-year terms and interest rates ranging from 4.9 to 7.5 percent. As of September 30, 1998, the maturities of these long-term notes over the next five years are $632,000 in 1999, $670,000 in 2000, $708,000 in 2001,
$485,000 in 2002 and $74,000 in 2003.

C. REDEEMABLE PREFERRED STOCK

     The Registrant's preferred stock, which consists of 80,000 shares of $100 par value, has an 8.7 percent cumulative annual dividend rate payable on a quarterly basis, and has no voting power or privileges. The stock is subject to a cumulative annual sinking fund requirement of 16,000 shares per year at par ($1,600,000) plus accrued or unpaid dividends, which commenced in February 1997. Accordingly, 16,000 shares were redeemed by the Registrant at par value in both February 1998 and February 1997.

5. NOTES PAYABLE

     The Registrant meets seasonal cash requirements and finances capital expenditures on an interim basis through short-term bank borrowings. As of September 30, 1998, the Registrant had lines of credit totaling $53,000,000 with borrowings outstanding of $9,720,000. The Registrant pays a fee for its lines of credit rather than maintaining compensating balances. The weighted average short-term interest rate for borrowings outstanding at the end of the year was
5.48 percent in 1998, 5.79 percent in 1997, and 5.65 percent in 1996.

6. EMPLOYEE BENEFITS

A.   RETIREMENT PLANS

     The Registrant has two pension plans providing retirement benefits for substantially all of its employees. The benefits under the plans are based on years of service and the employee's final average compensation. It is the Registrant's policy to fund at least the minimum required contribution.

The following table sets forth the funding status of the pension plans and amounts recognized in the Registrant's Consolidated Balance Sheets at September 30, 1998 and 1997 (in thousands):

                                                     1998       1997
------------------------------------------------------------  ---------
Accumulated benefit obligation, including
  vested benefit obligation of ($45,865) as of
  September 30, 1998 and $(37,961) as
  of September 30, 1997                            $(54,675)  $(44,889)
                                                   ========   ========
Projected benefit obligation for service
  rendered to date                                 $(71,194)  $(60,143)
Plan assets at fair value (primarily listed
  stocks, corporate bonds and U.S. bonds)            74,752     76,348
                                                   --------   --------
Excess of plan assets over projected
  benefit obligation                                  3,558     16,205
Unrecognized (gain)                                  (9,958)   (23,731)
Unrecognized prior service cost                       2,540      2,820
Unrecognized net transition asset
  being recognized over 15 years
  from October 1, 1985                                 (272)      (409)
                                                   --------   --------
Net accrued pension cost included in other
  deferred credits and accounts payable at
  September 30, 1998 and 1997                      $ (4,132)  $ (5,115)
                                                   ========   ========

Net pension cost for fiscal years 1998, 1997 and 1996 included the following components (in thousands):

                                          1998      1997       1996
--------------------------------------------------------------------
Service cost                            $ 1,980   $  1,818   $ 1,702
Interest cost on benefit obligations      4,881      4,569     4,246
Annual return on plan assets             (1,334)   (16,428)   (7,473)
Net amortization and deferral            (6,510)    10,506     2,085
                                        -------   --------   -------
Net periodic pension cost                  (983)       465       560
Adjustments due to regulatory
  action                                    983       (465)     (427)
                                        -------   --------   -------
Net periodic pension cost recognized
  in earnings                           $     -   $      -   $   133
                                        =======   ========   =======

     In 1998, the discount rate and rate of increase in future compensation levels used in determining the projected benefit obligation were 6.75 percent and 5 percent, respectively. The expected long-term rate of return on assets was 9 percent in 1998.

     In 1997 and 1996, the discount rate and rate of increase in future compensation levels used in determining the projected benefit obligation were 8 percent and 6 percent, respectively. The expected long-term rate of return on assets was 9 percent in 1997 and 1996.

     The Registrant recovers pension costs in rates when such costs are funded. Therefore, the amount by which funding differs from pension expense, determined in accordance with GAAP, is deferred and recorded as a regulatory asset or liability.

B. POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

     The Registrant currently offers retirees who have attained age 55 and worked five years for the Registrant, healthcare and life insurance benefits during retirement (the Benefit Plan). These benefits are similar to the benefits offered to active employees. Although retirees are not required to make contributions to the Benefit Plan currently, future contributions may be required if the cost of the Benefit Plan exceeds certain limits.

     Since 1993, the post-retirement benefit costs for active employees are recorded on an accrual basis, ratably over their service periods. Benefits of $10,526,000 earned prior to 1993 have been deferred as an unrecognized transition obligation, which the Registrant will amortize over a 20-year period.

     The Registrant funds its post-retirement benefit obligations to a Voluntary Employee Benefit Association (VEBA) Trust. Total contributions of $1,308,000 in 1998, $1,372,000 in 1997 and $1,454,000 in 1996 were made to the VEBA Trust.

     The Registrant recovers its post-retirement benefit obligation in rates to the extent allowed by the RIPUC. The RIPUC generally allows such costs to be recovered if amounts are funded into tax favored investment funds, such as the VEBA Trust. Accordingly, the Registrant fully recovered its 1998, 1997 and 1996 post-retirement benefit obligations because such obligations were funded into the VEBA Trust. In addition, in September 1996, the RIPUC approved a ratable recovery of the cumulative unrecovered difference of $1,041,000 during 1997, 1998 and 1999. Of the total post-retirement benefit obligations, $1,654,000, $1,718,000, and $1,454,000 were included in rates during 1998, 1997 and 1996, respectively.

     The Benefit Plan's costs and accumulated post-retirement benefit obligation for 1998, 1997 and 1996 are calculated by the Registrant's actuaries using assumptions and estimates which include:

                                                   1998   1997  1996
                                                  ------  ----  ----

Healthcare cost annual growth rate                  9.0%  10.2% 11.4%
Healthcare cost annual growth rate - long-term      6.0    6.0   6.0
Expected long-term rate of return (union)           8.5    8.5   8.5
Expected long-term rate of return (non-union)       5.5    5.5   5.5
Discount rate                                      6.75    8.0   8.0

     The healthcare cost annual growth rate significantly impacts the estimated Benefit Plan obligation and annual expense. For example, in 1998, a one percent change in the above rates would change the obligation by $773,000 and would change the annual expense by $86,000.

     The obligations and assets of the Benefit Plan at September 30, 1998 and 1997 are (in thousands):

                                          1998           1997
---------------------------------------------------------------
Accumulated post-retirement
  benefit obligation:
  Current retirees                     $ (6,444)     $  (6,626)
  Active employees-eligible for
    benefits                             (1,469)        (1,361)
  Active employees                       (4,973)        (3,761)
                                       --------      ---------
  Total post-retirement benefit
   obligation                           (12,886)       (11,748)

  Plan assets at fair value               5,684          4,704
                                       --------      ---------
  Unfunded post-retirement benefit
   obligation                            (7,202)        (7,044)
  Unrecognized transition
    obligation                            7,895          8,421
  Unrecognized net (gain) or loss          (693)        (1,360)
                                       --------      ---------

  Prepaid accrued post-retirement
   benefit obligations included
   in the Registrant's Consolidated
   Balance Sheets                      $      -      $      17
                                       ========      =========


     The Registrant's actuarially determined Benefit Plan costs for 1998, 1997 and 1996 include the following:

                                       1998       1997       1996
                                     --------   --------   ---------
Service cost                         $    243   $    228    $    222
Interest cost                             945        896         896
Actual return on plan assets             (406)      (278)        (98)
Amortization and deferral                 526        526         434
                                     --------   --------   ---------

Total annual plan costs              $  1,308   $  1,372    $  1,454
                                     ========   ========   =========

C.  SUPPLEMENTAL RETIREMENT PLANS

     The Registrant provides certain supplemental retirement plans for key employees. The projected benefit obligation is approximately $1,837,000 which is being accrued over the service period of these key employees. The supplemental retirement plans are unfunded. The Registrant accrued and expensed $61,000, $612,000 and $310,000 related to these benefits in 1998, 1997 and 1996, respectively.

D.  PERFORMANCE AND EQUITY INCENTIVE PLAN

     During 1992, the Board of Directors of Providence Energy, with subsequent approval of Providence Energy's common shareholders, adopted the Providence Energy Corporation Performance and Equity Incentive Plan (the Plan). The Plan provides that up to 225,000 shares of common stock may be granted to key employees including employees of the Registrant, at no cost to the employees. Key employees who received common shares, are entitled to receive dividends, but assumption of full beneficial ownership vests on the fifth anniversary of the grant date provided the participant is still employed by Providence Energy or one of its subsidiaries. Vesting may be accelerated under certain circumstances. The Plan also provides for cash compensation to key employees.

     The executive compensation incentive awards paid by the Registrant under this Plan totaled approximately $459,000 for 1998, $439,000 for 1997 and $381,000 for 1996. Amounts paid in cash are charged to expense when earned. However, amounts paid in restricted stock are deferred and amortized to expense over the five-year vesting period.

     Of the $459,000 1998 award, $310,000 will be paid in cash during fiscal 1999. Of the $439,000 1997 award, $297,000 was paid in cash during 1998. Of the $381,000 1996 award, $269,000 was paid in cash during 1997. Grant shares totaling 7,230, 5,989, and 4,491 were purchased by the Registrant and reissued to key employees during 1998, 1997, and 1996, respectively.

E.  RESTRICTED STOCK INCENTIVE PLAN

     The Restricted Stock Incentive Plan provides that up to 60,000 shares of Providence Energy common stock may be granted to employees of the Registrant with at least three months of service, who are not officers or covered by a collective bargaining agreement, at no cost to the employee. All participants are entitled to receive dividends; however, full beneficial ownership vests on the third anniversary of the date of the grant provided that the participant is still employed by the Registrant. Vesting may be accelerated under certain circumstances.

     Awards under the Restricted Stock Incentive Plan totaled approximately $90,000 in 1998 consisting of 4,230 shares and approximately $146,000 in 1996 consisting of 7,954 shares. There were no awards under the Restricted Stock Incentive Plan in 1997. All amounts awarded under the Restricted Stock Incentive Plan are deferred and amortized to expense over a three-year period.

F.  1998 PERFORMANCE SHARE PLAN

     Effective October 1, 1998, the Board of Directors adopted a Performance Share Plan to encourage executives' interest in longer-term performance by keying incentive payouts to the total return performance of Providence Energy Corporation's (Providence Energy) common stock in relation to that of other companies in the E.D. Jones gas distribution group of approximately 30 companies and to the change in Providence Energy's Stock price over three-year performance periods. The number of shares earned will range from 50 percent to 150 percent of awarded shares, if based on the relative total shareholder return method, and 50 percent to 100 percent, if based on the increase in the stock price of Providence Energy's common stock during the three-year period. These levels were developed to bring total compensation levels for the Registrant and its parent company, Providence Energy Corporation, more in line with survey data for the relevant labor market. No shares will be earned unless Providence Energy shareholders have earned a minimum annual return over the three-year period equal to the total annual return for thirty-year Treasury notes during such period. Dividends will not be paid on the shares until they are earned. Awards will be paid half in cash and half in Providence Energy common stock.

7. COMMITMENTS AND CONTINGENCIES

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

B.  LEASES

     The Registrant has a capital lease with Algonquin Gas Transmission Company (Algonquin) for storage space in a liquefied natural gas (LNG) tank. The capital lease arrangement also provides that Algonquin lease from the Registrant, for a corresponding term at an annual amount of $150,000, the land on which the tank is situated. The Registrant also leases certain information systems and other equipment under capital leases.

Property under Capital Leases:
------------------------------


(thousands of dollars)                 1998        1997
--------------------------------------------------------
Gas plant                           $ 6,116     $ 6,116
Information systems                   1,988       1,988
Accumulated depreciation             (6,937)     (6,484)
                                    -------     -------
                                    $ 1,167     $ 1,620
                                    =======     =======

Commitments for Capital Leases:
-------------------------------

                                    LNG       Computer
(thousands of dollars)              Storage   Equipment   Total
----------------------------------------------------------------
1999                                $   136     $   484   $  620
2000                                    136         297      433
2001                                    135         111      246
2002                                      -          35       35
                                    -------     -------   ------
                                    $   407     $   927   $1,334
                                    =======     =======   ======

C.  OPERATING LEASES

     The Registrant also leases facilities and equipment under operating leases with a total future obligation of approximately $578,000 as of September 30, 1998.

D.  GAS SUPPLY

     As part of the Price Stabilization Plan Settlement Agreement described in
Note 9, the Registrant entered into a full requirements gas supply contract with Duke Energy Trading and Marketing, L.L.C. (DETM) for a term of three years. Under the contract, DETM guarantees to meet the Registrant's supply requirements; however, the Registrant must purchase all of its gas supply exclusively from DETM. Under the contract, the Registrant transferred responsibility for its pipeline capacity resources, storage contracts and LNG capacity to DETM. As a result, the Registrant's gas inventories of approximately $18 million at September 30, 1997 were sold at book value to DETM on October 1, 1997.

     As a result of Federal Energy Regulatory Commission (FERC) Order 636 and other related orders (the Orders), pipeline transportation companies have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipeline's customers, including the Registrant. The Registrant estimates its transition costs to be approximately $21.7 million, of which $16.2 million has been included in the GCC and collected from customers through September 30, 1997. At September 30, 1997, the remaining minimum obligation of $5.5 million has been recorded in the accompanying Consolidated Balance Sheets along with a regulatory asset anticipating future recovery. As part of the above supply contract, DETM assumed liability for these transition costs during the contract's three-year term. At the end of the three-year term of the contract, the Registrant will assume any remaining liability, which is not expected to be material.

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

     At September 30, 1998, the Registrant was aware of five sites at which future costs may be incurred.

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

     During 1995, the Registrant began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of September 30, 1998, approximately $2.0 had been spent primarily on studies at this site. In accordance with state laws, such a study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at the site. The Registrant has completed the study which indicated that remediation will be required for two-thirds of the property. The remediation is expected to begin in February 1999 and will continue for a duration of three to six months. During the remediation process, the remaining one-third of the property will also be investigated and remediated, if necessary.

     At September 30, 1998, the Registrant compiled a preliminary range of costs, based on removal and off-site disposal or recycling of contaminated soil, ranging from $1.8 million to in excess of $5.0 million. However, because of the uncertainties associated with environmental assessment and remediation activities, the future cost of remediation could be higher than the range noted. Based on the proposals for remediation work, the Registrant has accrued $1.8 million at September 30, 1998, for anticipated future remediation costs at this site.

     Tests conducted following the discovery of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center in 1996 confirmed the existence of contaminants at this site. The Registrant is currently conducting tests at this site, the costs of which are being shared equally with the prior owner, to determine the nature and extent of the contamination. Due to the early stages of investigation, management cannot offer any conclusions as to whether any remediation will be required at this site. In addition, in 1997, contamination from scrapped meters and regulators was discovered at this site. The Registrant has reported this to DEM and the Rhode Island Department of Health and is in the process of remediation. It is anticipated that remediation will cost approximately $10,000. Accordingly, the Registrant has accrued $10,000 at September 30, 1998 for anticipated future remediation costs.

     In November 1998 the Registrant received a letter of responsibility from DEM relating to possible contamination on previously-owned property on Allens Avenue in Providence. The current owner of the property has been similarly notified. The Registrant lacks sufficient information at this time to determine the validity of the claim, the amount of the clean-up costs or any defenses which may be available with respect to such claim.

     In prior rate cases filed with the RIPUC, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Due to the magnitude of the Registrant's environmental investigation and remediation expenditures, the Registrant sought current recovery for these amounts. As a result, in accordance with the Price Stabilization Plan Settlement Agreement described in Note 9, effective October 1, 1997, all environmental investigation and remediation costs incurred through September 30, 1997, as well as all costs incurred during the three-year term of the Plan, will be amortized over a ten-year period. Additionally, it is the Registrant's practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental-related costs. As of September 30, 1998, the Registrant has charged environmental assessment and remediation costs of $2.6 million and an estimated $1.8 million to the accumulated depreciation reserve and has amortized $.4 million of these costs.

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

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value disclosures for the following financial instruments:

Cash, Cash Equivalents, Accounts Payable and Short-term Debt
------------------------------------------------------------

The carrying amount approximates fair value due to the short-term maturity of these instruments.

Long-Term Debt and Preferred Stock
----------------------------------

The fair value of long-term debt and preferred stock is estimated based on currently quoted market prices for similar types of issues.

The carrying amounts and estimated fair values of the Registrant's financial instruments at September 30 are as follows:

                                    1998               1997
                                    ----               ----

                             Carrying   Fair    Carrying   Fair
(in thousands)                Amount    Value    Amount    Value
----------------------------------------------  -----------------
Cash and cash equivalents     $   798  $   798   $   778  $   778
Accounts payable                7,332    7,332    16,114   16,114
Short-term debt                 9,720    9,720    20,410   20,410
Long-term debt                 81,071   93,707    76,079   84,039
Preferred stock                 4,800    5,040     6,400    7,030

     The difference between the carrying amount and the fair value of the Registrant's preferred stock and long-term debt, if they were settled at amounts reflected above, would likely be recovered in the Registrant's rates over a prescribed amortization period. Accordingly, any settlement should not result in a material impact on the Registrant's financial position or results of operations.

9.  RATE CHANGES

     In August 1997, the RIPUC approved the Price Stabilization Plan Settlement Agreement (Energize RI or the Plan) among the Registrant, the Division, the Energy Council of Rhode Island and the George Wiley Center. Effective for the period from October 1, 1997 to September 30, 2000, Energize RI provides customers with a price decrease of approximately four percent in addition to a three-year price freeze. Under Energize RI, the GCC will be suspended for the entire term. Energize RI also requires the Registrant to make significant capital investments to improve its distribution system. Capital investments required by Energize RI are estimated to total approximately $26 million over the three-year term. In addition, Energize RI requires the Registrant to fund the Low-Income Assistance Program at an annual level of $1 million, the Demand Side Management Rebate Program at an annual level of $.5 million and the Low-Income Weatherization Program at an annual level of $.2 million. Energize RI also continues the process of unbundling by requiring the Registrant to provide unbundled service offerings up to 10 percent per year of firm deliveries.

     As part of Energize RI, the Registrant will amortize approximately $4 million of environmental costs previously charged to the accumulated depreciation reserve. These costs and all environmental costs incurred during the term of the Plan will be amortized over a 10-year period. Also, in connection with the Plan, the Registrant wrote-off approximately $1.5 million of previously deferred gas costs in October 1997.

     Under Energize RI, the Registrant may earn up to 10.9 percent annually on its average common equity of up to $81.0 million, $86.2 million, and $92.0 million in fiscal 1998, 1999, and 2000, respectively. In addition, the Registrant may not earn less than a seven percent return on average common equity. In the event that the Registrant earns in excess of 10.9 percent or less than seven percent, the Registrant will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the Plan, will be refunded to or recovered from customers in a manner to be determined by all parties to the Plan and approved by the RIPUC.

     As part of Energize RI, the Registrant is permitted to file with the Division for the recovery of the impact of exogenous Changes (Changes), which may occur during the three-year term of the Plan. Changes are defined as "...significant increases or decreases in the Registrant's costs or revenues which are beyond the Registrant's reasonable control." Any disputes regarding either the nature or quantification of the Changes are to be resolved by the RIPUC. The impact of any such Changes will be debited or credited to a regulatory asset or liability account throughout the term of Energize RI and will be recovered or refunded at the expiration of the Plan through a method to be determined.

     During 1998, due to the extremely warm temperatures, the Registrant experienced a margin loss of approximately $4.0 million. The Registrant also experienced a non-firm margin loss of approximately $2.2 million due to adverse market prices of natural gas versus alternate fuels. The Registrant believes the causes of these two events were beyond its control and thus considers them as Changes. In fiscal 1999, the Registrant intends to file with the Division for recovery of a portion of these losses.

     In 1998, the Registrant did not earn its allowed rate of return primarily as a result of the extremely warm weather and the loss of non-firm margin as previously discussed in "Operating Margin" in the Management's Discussion and Analysis of Financial Condition and Results of Operations. Under the Plan's design, which assumed normal weather, the Registrant should have had earnings in year one of the Plan in excess of 10.9 percent. The earnings in excess of 10.9 percent were to be deferred in the deferred revenue account to fund capital investments and other Plan commitments in the remaining two years of the Plan. Absent favorable recovery for the Changes as discussed above, and/or other factors such as colder than normal weather, the Registrant's ability to earn a
10.9 percent return on average common equity in future Plan years is substantially impaired.

10.  NEW ACCOUNTING PRONOUNCEMENTS

     In October 1997, the Registrant adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces the presentation of primary earnings per share with the presentation of basic earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Basic earnings per share and diluted earnings per share are the same for all periods presented. Earnings per share for the prior periods presented have been unchanged when calculated under SFAS No. 128.

     Effective October 1, 1997, the Registrant adopted the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities". This Statement provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. The Registrant has recorded environmental remediation liabilities of approximately $1.8 million at September 30, 1998. SOP 96-1 did not have an impact on the Registrant's financial position or results of operations upon adoption. Also see Note 7E "Environmental Matters".

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130, which is effective for the Registrant's fiscal year ending September 30, 1999, requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 131, which is effective for the Registrant's fiscal year ending September 30, 1999, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. These statements require additional disclosure only and will not affect the financial position or results of operations of the Registrant.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     SFAS No. 133 is effective for the Registrant's fiscal year ending September 30, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at a company's election, before January 1, 1998).

     The Registrant has not yet quantified the impact of adopting SFAS No. 133 on the consolidated financial statements and has not determined the timing of or method of adoption of SFAS No. 133.

     In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". It applies to all nongovernmental entities and is effective for the Registrant's financial statements for the fiscal year ending September 30, 2000. The provisions of this SOP should be applied to internal-use software costs incurred in fiscal years subsequent to December 15, 1998 for all projects, including those projects in progress upon initial application of the SOP.

     The SOP establishes accounting standards for the determination of capital or expense treatment of expenditures for computer software developed or obtained for internal use based upon the stage of development. The SOP defines the three stages as (1) Preliminary Project, (2) Application Development and (3) Post-Implementation/Operation. As a general rule, the Preliminary Project and Post-Implementation/Operation phase expenditures are expensed and Application Development expenditures are capitalized.

     The Registrant will adopt the SOP upon the effective date and assess its impact at that time.

11.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following is unaudited quarterly financial information for the two years ended September 30, 1998. Quarterly variations between periods are caused primarily by the seasonal nature of gas sales and the availability of gas.

(thousands, except per share amounts)

                                           Quarter Ended
                               -------------------------------------
                               Dec. 31  Mar. 31  June 30   Sept. 30
                               -------------------------------------
Fiscal 1998
--------------------------------------------------------------------
Operating revenues             $59,200  $73,686  $31,155    $19,985
Operating income (loss)          6,214   11,564      644     (2,774)
Net income (loss)
 applicable to
 common stock                    4,298    9,695   (1,106)    (4,615)
Net income (loss) per
  share applicable to
  common stock *                  3.46     7.79     (.89)     (3.71)

Fiscal 1997
--------------------------------------------------------------------
Operating revenues             $61,673  $76,590  $40,679    $31,731
Operating income (loss)          6,216    8,568    2,148     (1,101)
Net income (loss)
  applicable to common
  stock                          4,284    6,640      329     (3,108)
Net income (loss) per share
  applicable to
  common stock*                   3.44     5.34      .26      (2.49)

* Calculated on the basis of weighted average shares outstanding during the quarter.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of The Providence Gas Company:

     We have audited the accompanying consolidated balance sheets and the consolidated statements of capitalization of The Providence Gas Company (a Rhode Island corporation and a wholly-owned subsidiary of Providence Energy Corporation) as of September 30, 1998 and 1997, and the related consolidated statements of income, changes in common stockholder's investment and cash flows for each of the three years in the period ended September 30, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Providence Gas Company as of September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP



/s/ Arthur Andersen LLP
-----------------------
Boston, Massachusetts
November 6, 1998

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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
    The following information is furnished with respect to the executive officers of the Registrant:

                                                                           Year Office
Name and Age                         Office                                 First Held
------------                         ------                                -----------
James H. Dodge          (58)     Chairman, President, and Chief
                                 Executive Officer                              1992

James DeMetro           (50)     Senior Vice President, Energy
                                 Services                                       1996

Gary S. Gillheeney      (43)     Senior Vice President, Chief
                                 Financial Officer, and
                                 Treasurer                                      1996

Robert W. Owens         (50)     Senior Vice President, Gas
                                 Distribution                                   1996

Peter J. Gill           (39)     Vice President, Information
                                 Technology                                     1998 **

Alycia L. Goody         (46)     Vice President, General Counsel,
                                 and Secretary                                  1994

James A. Grasso         (44)     Vice President, Public and Government
                                 Affairs, and Assistant Secretary               1998 **

Timothy S. Lyons        (37)     Vice President,Marketing and
                                 Regulatory Affairs                             1998

William D. Mullin       (50)     Vice President, Economic
                                 Development and Operations                     1996 *

Bruce G. Wilde          (52)     Vice President, Administration
                                 and Assistant Secretary                        1996 *

Gary L. Beland          (48)     Assistant Vice President,                      1996
                                 Gas Supply

Sharon A. Dufour        (33)     Controller                                     1998 **

     Mr. Dodge was elected President and Chief Executive Officer in August 1990 after the retirement of Louis R. Hampton. Mr. Dodge subsequently became Chairman of the Board in January 1992. Mr Dodge currently serves as a member of the Board of Capital Properties, Inc., a non-affiliated real estate leasing company.

     Mr. DeMetro was elected Senior Vice President, Energy Services in February 1996. For four years prior thereto, Mr. DeMetro served the Registrant as Vice President, Energy Services.

     Mr. Gillheeney was elected Senior Vice President and Chief Financial Officer in February 1996 and Treasurer in January 1994. For more than two years prior to February 1996, Mr. Gillheeney served the Registrant as Vice President, Financial and Information Services, as well as Treasurer. For more than five years prior thereto, Mr. Gillheeney served the Registrant in various management positions, with his last position as Assistant Treasurer and Controller.

                                     III-1

     Mr. Owens was elected Senior Vice President, Gas Distribution in February 1996. For more than two years prior thereto, Mr. Owens served the Registrant as Vice President, Operations. For more than five years prior thereto, Mr. Owens served the Registrant in various management positions, with his last position as Vice President, Treasurer and Chief Financial Officer.

     Mr. Gill was elected Vice President, Information Technology in September 1998, effective October 1, 1998. For more than two years prior thereto, Mr. Gill served as Controller and Assistant Treasurer. For two years prior thereto, Mr. Gill served the Registrant as Director of Planning. For four years prior thereto, Mr. Gill served the Registrant as Director of Budgeting.

     Ms. Goody was elected Vice President, General Counsel and Secretary in December 1994. For two years prior thereto, Ms. Goody served the Registrant as General Counsel and Corporate Secretary.

     Mr. Grasso was elected Vice President, Public and Government Affairs and Assistant Secretary in September 1998, effective October 1, 1998. For one year prior thereto, Mr. Grasso served as Vice President, Public and Government Affairs. For three years prior thereto, Mr. Grasso served as Director of Public and Government Relations of PanEnergy Corporation and Algonquin Gas Transmission Company. For ten years prior thereto, Mr. Grasso served as Manager of Land, Public and Government Relations of Algonquin Gas Transmission Company.

     Mr. Lyons was elected Vice President, Marketing and Regulatory Affairs in April 1998. For more than two years prior thereto, Mr. Lyons served as Assistant Vice President, Pricing and Regulation. For two years prior thereto, Mr. Lyons served the Registrant as Director of Pricing. For two years prior thereto, Mr. Lyons served the Registrant as Director of Rates.

     Mr. Mullin was elected Vice President, Economic Development and Operations in February 1996. For more than two years prior thereto, Mr. Mullin served the Registrant as Vice President, Corporate Relations. For five years prior thereto, he served the Registrant in various management positions, with his last position as Vice President, Operations.

     Mr. Wilde was elected Vice President, Administration in February 1996 and Assistant Secretary in May 1994. For more than a year prior to his election as Vice President, Administration, Mr. Wilde served the Registrant as Vice President, Human Resources. For more than five years prior thereto, Mr. Wilde served the Registrant in various management positions, with his last position as Assistant Vice President for Personnel.

     Mr. Beland was elected Assistant Vice President, Gas Supply in February 1996. For two years prior thereto, Mr. Beland served as Director of Gas and Transportation Services. For more than five years prior thereto, Mr. Beland served the Niagara Mohawk Power Corp., a regulated natural gas utility, in various management positions, with his last position as Manager, Gas Supply Planning.

     Ms. Dufour was elected Controller in September 1998, effective October 1, 1998. For two years prior thereto, Ms. Dufour served as Director of Financial Information and Budgeting Services. For two years prior thereto, Ms. Dufour served as Director of Financial Information.

* Subsequent to September 30, 1998, William D. Mullin and Bruce G. Wilde resigned from the Registrant.

** Effective October 1, 1998.

                              III-2

DIRECTORS OF THE REGISTRANT
---------------------------

     For information called for by this item, reference is made to pages 2 through 6 of Providence Energy Corporation's proxy statement filed December 16, 1998 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 14, 1999.

                                     III-3

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

For the information called for by this item, reference is made to pages 7 to 14 of Providence Energy Corporation's proxy statement filed December 16, 1998 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 14, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Not applicable. All of the Registrant's voting securities are held by Providence Energy Corporation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

For information called for by this item, reference is made to page 6 of Providence Energy Corporation's proxy statement filed December 16, 1998 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 14, 1999.

                                     III-4

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

                          THE PROVIDENCE GAS COMPANY

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

(a)  Financial Statements and Schedules
     ----------------------------------

Consolidated Balance Sheets--September 30, 1998 and 1997
Consolidated Statements of Income for the years ended September 30, 1998, 1997 and 1996
Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1997 and 1996
Consolidated Statements of Capitalization--September 30, 1998 and 1997 Consolidated Statements of Changes in Common Stockholder's Investment for the years ended September 30, 1998, 1997 and 1996
Notes to Consolidated Financial Statements
Report of Independent Public Accountants

Schedule II.  Reserves for the years ended September 30, 1998, 1997 and 1996.

   Schedules I to XIII not listed above are omitted as not applicable or not required under Regulation S-X.

(b)  Reports on Form 8-K
     -------------------

     No reports were filed on Form 8-K during the latest quarter of the Registrant's fiscal year ended September 30, 1998.

(c)  Exhibits
     --------

 The following exhibits are filed as part of this report:

3.1 Charter (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Registration No.2-72726)).

3.2 Bylaws. (Filed as Exhibit 3.2 to the Report on Form 10-K of the Registrant in Form 10-K for the year ended September 30, 1993, incorporated herein by this reference.)

4.1 First Mortgage Indenture dated as of January 1, 1922, as supplemented by First through Twelfth Supplemental Indentures, (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (Registration No. 2-72726)).

4.2 Fourteenth, Fifteenth and Sixteenth Supplemental Indentures dated as of August 1, 1988, June 1, 1990 and November 1, 1992, respectively (incorporated by reference to Exhibit 4 to the report of Providence Energy Corporation (Commission File No. 1-10032) to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1993).

4.3   Seventeenth Supplemental Indenture dated as of November 1, 1993.(Filed as
      Exhibit 4.5 to the report of the Registrant in Form 10-K for the year ended September 30, 1993, incorporated herein by this reference.)

4.4 Eighteenth Supplemental Indenture dated as of December 1, 1995. (Filed as exhibit 4.6 to the report of the Registrant in Form 10-K for the year ended September 30, 1995, incorporated herein by this reference.)

4.5   Nineteenth Supplemental Indenture dated as of April 1, 1998.

10.1 Redacted gas supply contract dated October 1, 1997 between Duke Energy Trading and Marketing, L.L.C. and the Registrant. (Filed as Exhibit 10 to Form 10-Q of the Registrant for the quarter ended June 30, 1998, incorporated herein by this reference.)

21    Subsidiary of the Registrant.

Supplemental Schedule
                                         Schedule II
                            PROVIDENCE GAS COMPANY
                            ----------------------
                         RESERVES FOR THE YEARS ENDED
                         -----------------------------
         SEPTEMBER 30, 1998, SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
         -------------------------------------------------------------
                            (Thousands of Dollars)

                                                                      Charges
                                                                      for
                                                                      Which
                                        Additions                     Reserves
                             Balance    Charged        Other          Were      Balance
                             9/30/97    to Operations  Add (Deduct)   Created   9/30/98
                            --------    -------------  ------------   -------   -------
RESERVES DEDUCTED FROM
  ASSETS:
  Accounts receivable
    Allowance for
     doubtful accounts      $  1,690      $  4,618     $     --       $4,260    $ 2,048
     Allowance for lease
      receivables -
       current                    49            40           --           --         89
                            --------      --------     --------       ------    -------
     Total                  $  1,739      $  4,658     $     --       $4,260    $ 2,137
                            ========      ========     ========       ======    =======
  Allowance for lease
   receivables -
     long-term              $    401      $     72     $     --       $  101    $   372
                            ========      ========     ========       ======    =======

DEFERRED CREDITS AND
 RESERVES:
 Accumulated deferred
   income taxes             $ 20,598      $    753      $    --       $   --    $21,351
                            --------      --------      -------       ------    -------
 Unamortized investment
  tax credit                   2,354            --           --          157      2,197
                            --------      --------      -------       ------    -------
  Other-
   Liability and
     damage reserve              621           (22)          --          120        479
   Other                       9,071           549         (984)(A)      514      8,122
                            --------      --------      -------       ------    -------
     Total other               9,692           527         (984)         634      8,601
                            --------      --------      -------       ------    -------
   Total deferred
      credits and
      reserves              $ 32,644      $  1,280      $  (984)      $  791    $32,149
                            ========      ========      =======       ======    =======

                                                                      Charges
                                                                      for
                                                                      Which
                                        Additions                     Reserves
                             Balance    Charged        Other          Were           Balance
                             9/30/96    to Operations  Add (Deduct)   Created        9/30/97
                            --------    -------------  ------------   -------        -------
RESERVES DEDUCTED FROM
  ASSETS:
  Accounts receivable
    Allowance for
     doubtful accounts      $  2,974      $  4,872       $    --      $6,156         $ 1,690
     Allowance for lease
      receivables -
       current                     9            94            --          54              49
                            --------      --------       -------      ------         -------
     Total                  $  2,983      $  4,966       $    --      $6,210         $ 1,739
                            ========      ========       =======      ======         =======
  Allowance for lease
   receivables -
     long-term              $    403      $    138       $    --      $  140         $   401
                            ========      ========       =======      ======         =======

DEFERRED CREDITS AND
 RESERVES:
 Accumulated deferred
   income taxes             $ 19,903      $    695       $    --      $   --         $20,598
                            --------      --------       -------      ------         -------
 Unamortized investment
  tax credit                   2,510            --            --         156           2,354
                            --------      --------       -------      ------         -------
  Other-
   Liability and
     damage reserve              561           281            --         221             621
   Other                       7,407         1,267           915(B)      518           9,071
                            --------      --------       -------      ------         -------
     Total other               7,968         1,548           915         739           9,692
                            --------      --------       -------      ------         -------
   Total deferred
      credits and
      reserves              $ 30,381      $  2,243       $   915      $  895         $32,644
                            ========      ========       =======      ======         =======

                                                                      Charges
                                                                      for
                                                                      Which
                                        Additions                     Reserves
                             Balance    Charged        Other          Were      Balance
                             9/30/95    to Operations  Add (Deduct)   Created   9/30/96
                             -------    -------------  ------------   -------   -------
RESERVES DEDUCTED FROM
  ASSETS:
  Accounts receivable
    Allowance for
     doubtful accounts      $  1,916      $  4,884       $   --       $3,826    $ 2,974
     Allowance for lease
      receivables -
       current                   313            --           --          313         --
       other                      80            17           --           88          9
                            --------      --------       ------       ------    -------
     Total                  $  2,309      $  4,901       $   --       $4,227    $ 2,983
                            ========      ========       ======       ======    =======
 Allowance for lease
   receivables -
     long-term              $    651      $  1,179       $   --       $1,427    $   403
                            ========      ========       ======       ======    =======

DEFERRED CREDITS AND
 RESERVES:
 Accumulated deferred
   income taxes             $ 17,892      $  1,968       $   43(C)    $   --    $19,903
                            --------      --------       ------       ------    -------
 Unamortized investment
  tax credit                   2,668            --           --          158      2,510
                            --------      --------       ------       ------    -------
  Other-
   Liability and
     damage reserve              334           520           --          293        561
   Other                       5,140         1,303        1,727(B)       763      7,407
                            --------      --------       ------       ------    -------
     Total other               5,474         1,823        1,727        1,056      7,968
                            --------      --------       ------       ------    -------
   Total deferred
      credits and
      reserves              $ 26,034      $  3,791       $1,770       $1,214    $30,381
                            ========      ========       ======       ======    =======

(A) Principally an adjustment due to the regulatory pension liability.
(B) Principally an accrual for environmental investigation and remediation costs in addition to an adjustment to the regulatory pension liability.
(C) Represents adjustment to the regulatory asset and liability for SFAS No. 109 activity.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROVIDENCE GAS COMPANY



                    By   /s/JAMES H. DODGE
                         -----------------------------------------------
                         James H. Dodge, Chairman, President and CEO

                    Date December 22, 1998
                         ------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title                    Date
     ---------                          -----                    ----
/s/ JAMES H. DODGE         Chairman, President, and CEO
------------------------
James H. Dodge             (Principal Executive Officer)          12/22/98
                                                                  --------

/s/ GARY S. GILLHEENEY     Senior Vice President,                 12/22/98
------------------------                                          --------
Gary S. Gillheeney         Chief Financial Officer and
                           Treasurer

/s/ GILBERT R. BODELL, JR. Director                               12/22/98
-------------------------                                         --------
Gilbert R. Bodell, Jr.

/s/ JOHN H. HOWLAND        Director                               12/22/98
-------------------------                                         --------
John H. Howland

/s/ DOUGLAS H. JOHNSON     Director                               12/22/98
-------------------------                                         --------
Douglas H. Johnson

/s/ WILLIAM KREYKES        Director                               12/22/98
-------------------------                                         --------
William Kreykes

/s/ PAUL F. LEVY           Director                               12/22/98
-------------------------                                         --------
Paul F. Levy

/s/ ROMOLO A. MARSELLA     Director                               12/22/98
-------------------------                                         --------
Romolo A. Marsella

/s/ M. ANNE SZOSTAK        Director                               12/22/98
-------------------------                                         --------
M. Anne Szostak

/s/ KENNETH W. WASHBURN    Director                               12/22/98
-------------------------                                         --------
Kenneth W. Washburn

/s/ W. EDWARD WOOD         Director                               12/22/98
-------------------------                                         --------
W. Edward Wood