Form 10-Q
period 1998-12-31
PROVIDENCE GAS CO
filed 1999-02-12
CIK 80812

                           THE PROVIDENCE GAS COMPANY

                                    FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C. 20549


      (Mark One)

      {X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended          December 31, 1998
                                -------------------------------------

                                    OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

      Commission file number                     0-1160
                             ---------------------------------------------

                          THE PROVIDENCE GAS COMPANY
      --------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Rhode Island                        05- 0203650
      --------------------------------------------------------------------
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)             Identification No.)

             100 Weybosset Street, Providence, Rhode Island 02903
      --------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 401-272-5040
     ---------------------------------------------------------------------
               Registrant's telephone number, including area code

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

      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Common Stock, $1.00 par value; 1,243,598 shares outstanding at
      --------------------------------------------------------------
      February  12, 1999.
      -------------------

                           THE PROVIDENCE GAS COMPANY

                                   FORM 10-Q

                               DECEMBER 31, 1998


                                                                       PAGE
    PART I:      FINANCIAL INFORMATION

    Item 1       Financial Statements

                 Consolidated Statements of Income for the
                 three and twelve months ended
                 December 31, 1998 and 1997                             I-1

                 Consolidated Balance Sheets as of
                 December 31, 1998, December 31, 1997
                 and September 30, 1998                                 I-2

                 Consolidated Statements of Cash Flows for the
                 three months ended December 31, 1998 and 1997          I-3

                 Consolidated Statements of Capitalization as of
                 December 31, 1998, December 31, 1997
                 and September 30, 1998                                 I-4

                 Notes to Consolidated Financial Statements             I-5

    Item 2       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          I-10

    PART II:     OTHER INFORMATION

    Item 6       Exhibits and Reports on Form 8-K                       II-1

                 Signature                                              II-2

PART I.  FINANCIAL INFORMATION
-------  ---------------------
ITEM I.  FINANCIAL STATEMENTS
-------  --------------------

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                       FOR THE PERIODS ENDED DECEMBER 31
                       ---------------------------------
                                  (Unaudited)
                                   ---------

                                                THREE MONTHS         TWELVE MONTHS
                                             ------------------    ------------------
                                               1998       1997       1998       1997
                                             ------------------    ------------------
                                               (thousands, except per share amounts)
 Operating revenues                          $ 51,877   $ 59,200   $176,703   $208,200
 Cost of gas sold                              25,628     32,333     84,943    114,017
                                             --------   --------   --------   --------

  Operating margin                             26,249     26,867     91,760     94,183
                                             --------   --------   --------   --------

 Operating expenses:
  Operation and maintenance                    11,612     11,318     46,107     47,449
  Depreciation and amortization                 4,094      3,454     14,123     12,840
  Taxes:
   State gross earnings                         1,556      1,756      5,163      6,009
   Local property and other                     1,890      1,879      7,740      7,623
   Federal income                               1,836      2,246      3,932      4,433
                                             --------   --------   --------   --------

 Total operating expenses                      20,988     20,653     77,065     78,354
                                             --------   --------   --------   --------

 Operating income                               5,261      6,214     14,695     15,829

 Other, net                                       167        157        594        456
                                             --------   --------   --------   --------

 Income before interest expense                 5,428      6,371     15,289     16,285
                                             --------   --------   --------   --------

 Interest expense:
  Long-term debt                                1,546      1,490      6,418      6,012
  Other                                           301        526      1,140      1,786
  Interest capitalized                            (76)       (82)      (248)      (263)
                                             --------   --------   --------   --------
                                                1,771      1,934      7,310      7,535
                                             --------   --------   --------   --------

 Net income                                     3,657      4,437      7,979      8,750

 Dividends on preferred stock                    (104)      (139)      (452)      (591)
                                             --------   --------   --------   --------

 Net income applicable to
 common stock                                $  3,553   $  4,298   $  7,527   $  8,159
                                             ========   ========   ========   ========
 Net income per
 common share - basic                        $   2.86   $   3.46   $   6.05   $   6.56
                                             ========   ========   ========   ========
 Net income per
 common share - diluted                      $   2.86   $   3.46   $   6.05   $   6.56
                                             ========   ========   ========   ========
 Weighted average number of
 shares outstanding:
  Basic                                       1,243.6    1,243.6    1,243.6    1,243.6
                                             ========   ========   ========   ========
  Diluted                                     1,243.6    1,243.6    1,243.6    1,243.6
                                             ========   ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                           THE PROVIDENCE GAS COMPANY
                           --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (thousands)


                                                             (Unaudited)
                                                             ----------

                                                   December 31,    December 31,      September 30,
                                                      1998            1997               1998
                                                   ----------------------------------------------
ASSETS
------
Gas plant, at original cost                        $321,119         $295,994        $   313,549
  Less - Accumulated depreciation and
    plant acquisition adjustments                   121,969          111,631            119,916
                                                   --------         --------        -----------
                                                    199,150          184,363            193,633
                                                   --------         --------        -----------
Current assets:
  Cash and temporary cash investments                   887            3,674                798
  Accounts receivable, less allowance of
    $2,404 at 12/31/98, $1,924 at 12/31/97
    and $2,137 at 9/30/98                            21,507           38,549              9,938
  Unbilled revenues                                   9,649           10,809              1,610
  Inventories, at average cost -
    Liquefied natural gas, propane and
     underground storage                                 11                -                 11
    Materials and supplies                              951            1,077              1,166
  Prepaid and refundable taxes                        2,319            1,962              4,417
  Prepayments                                         1,610              604              1,663
                                                   --------         --------        -----------
                                                     36,934           56,675             19,603
                                                   --------         --------        -----------
Deferred charges and other assets                    15,517           12,484             15,378
                                                   --------         --------        -----------

    Total assets                                   $251,601         $253,522        $   228,614
                                                   ========         ========        ===========
 CAPITALIZATION AND LIABILITIES
-------------------------------

 Capitalization (see accompanying
   statement)                                      $164,923         $158,090        $   164,462
                                                   --------         --------        -----------
 Current liabilities:
   Notes payable                                     14,300           32,310              9,720
   Current portion of long-term debt                  3,155            3,654              3,050
   Accounts payable                                  22,358           12,546              7,332
   Accrued taxes                                      3,421            4,889              2,537
   Accrued vacation                                   1,594            1,545              1,597
   Customer deposits                                  2,977            3,406              2,998
   Other                                              4,193            4,273              4,769
                                                   --------         --------        -----------
                                                     51,998           62,623             32,003
                                                   --------         --------        -----------
 Deferred credits and reserves:
   Accumulated deferred Federal income
     taxes                                           21,876           20,823             21,351
   Unamortized investment tax credits                 2,158            2,315              2,197
   Other                                             10,646            9,671              8,601
                                                   --------         --------        -----------
                                                     34,680           32,809             32,149
                                                   --------         --------        -----------
 Commitments and contingencies                            -                -                  -
                                                   --------         --------        -----------

 Total capitalization and liabilities              $251,601         $253,522        $   228,614
                                                   ========         ========        ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                    FOR THE THREE MONTHS ENDED DECEMBER 31
                    --------------------------------------
                                  (Unaudited)
                                  -----------

                                                        1998       1997
                                                      ------------------
                                                          (thousands)

Cash provided by (used for)-
Operating Activities:
  Net income                                          $  3,657   $ 4,437
  Items not requiring cash:
    Depreciation and amortization                        4,001     3,486
    Change as a result of regulatory actions                 -     1,500
    Deferred Federal income taxes                          525       225
    Amortization of investment tax credits                 (39)      (39)
    Changes in assets and liabilities
     which provided (used) cash:
      Accounts receivable                              (11,569)   (7,428)
      Unbilled revenues                                 (8,039)   (8,151)
      Deferred gas costs                                     -       151
      Inventories                                          215        89
      Prepaid and refundable taxes                       2,098     1,331
      Prepayments                                           53       362
      Accounts payable                                  14,326     1,932
      Accrued taxes                                        884     2,360
      Accrued vacation, customer deposits
       and other                                          (600)     (503)
      Deferred charges and other                           844       230
                                                      --------   -------
  Net cash provided by (used for)
    operating activities                                 6,356       (18)
                                                      --------   -------

Investing Activities:
  Expenditures for property, plant and
    equipment, net                                      (7,753)   (5,713)
                                                      --------   -------

Financing Activities:
  Payments on long-term debt                            (1,796)   (1,940)
  Increase in notes payable                              4,580    11,900
  Cash dividends on preferred stock                       (104)     (139)
  Cash dividends on common stock                        (1,194)   (1,194)
                                                      --------   -------
  Net cash provided by financing activities              1,486     8,627
                                                      --------   -------

Increase in cash and temporary cash investments             89     2,896
Cash and temporary cash investments at
  beginning of period                                      798       778
                                                      --------   -------
Cash and temporary cash investments at
  end of period                                       $    887   $ 3,674
                                                      ========   =======

Supplemental disclosures of cash flow information:
 Cash paid during the period-
   Interest (net of amount capitalized)               $  1,964   $ 1,710
   Income taxes (net of refunds)                      $      4   $     -
 Schedule of non-cash investing activities:
   Capital lease obligations for equipment            $    115   $     -

The accompanying notes are an integral part of these consolidated financial statements.

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (thousands)



                                                   (Unaudited)
                                                   -----------

                                           December 31,      December 31,     September 30,
                                             1998                1997             1998
                                           ----------------------------------------------
Common stockholder's investment:
Common stock, $1 par
    Authorized - 2,500 shares
    Outstanding - 1,244 as of 12/31/98,
                  12/31/97 and 9/30/98       $  1,244         $  1,244         $  1,244
  Amount paid in excess of par                 37,478           37,546           37,590
  Retained earnings                            45,166           42,415           42,807
                                             --------         --------         --------
Total common equity                            83,888           81,205           81,641
                                             --------         --------         --------

Cumulative preferred stock:
  Redeemable 8.70% Series, $100 par
  Authorized - 80 shares
  Outstanding - 48 shares as of
    12/31/98 and 9/30/98, and                   4,800            6,400            4,800
                                             --------         --------         --------
    64 shares as of 12/31/97

Long-term debt:
  First Mortgage Bonds                         75,728           69,600           77,328
  Other long-term debt                          2,479            2,988            2,573
  Capital leases                                1,183            1,551            1,170
                                             --------         --------         --------

Total long-term debt                           79,390           74,139           81,071

Less current portion                            3,155            3,654            3,050
                                             --------         --------         --------

Long-term debt, net                            76,235           70,485           78,021
                                             --------         --------         --------

Total capitalization                         $164,923         $158,090         $164,462
                                             ========         ========         ========

     The accompanying notes are an integral part of these consolidated financial statements.

                           THE PROVIDENCE GAS COMPANY

                   Notes to Consolidated Financial Statements


Accounting Policies
-------------------

   It is the Registrant's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to a fair statement of the results for the periods reported; however, such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Registrant's operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein when read with the annual report for 1998 filed on Form 10-K are adequate to make the information presented not misleading.

Rates and Regulation
--------------------

   The Registrant is subject to the regulatory jurisdiction of the Rhode Island Public Utilities Commission (RIPUC) with respect to rates and charges, standards of service, accounting and other matters. In August 1997, the RIPUC approved the Price Stabilization Plan Settlement Agreement (the Plan or Energize RI) among the Registrant, the Rhode Island Division of Public Utilities and Carriers (the Division), The Energy Council of Rhode Island (TEC-RI), and the George Wiley Center. Effective October 1, 1997 through September 30, 2000, Energize RI provides firm customers with a price decrease of approximately four percent in addition to a three-year price freeze. Under Energize RI, the Gas Charge Clause
(GCC) mechanism has been suspended for the entire term. Energize RI also requires the Registrant to make significant capital investments to improve its distribution system. Capital investments required by Energize RI are estimated to total approximately $26 million over the three-year term. In addition, Energize RI requires the Registrant to fund the Low-Income Assistance Program at an annual level of $1 million, the Demand Side Management Program at an annual level of $.5 million and the Low-Income Weatherization Program at an annual level of $.2 million. Energize RI also continues the process of unbundling by requiring the Registrant to provide unbundled service offerings for up to 10 percent per year of firm deliveries.

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

   Under Energize RI, the Registrant may earn up to 10.9 percent annually on its average common equity of up to $81.0 million, $86.2 million and $92.0 million in fiscal 1998, 1999, and 2000, respectively. In addition, the Registrant may not earn less than a seven percent return on average common equity. In the event that the Registrant earns in excess of 10.9 percent or less than seven percent, the Registrant will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner determined by all parties to the Plan and approved by the RIPUC.

   As part of Energize RI, the Registrant is permitted to file with the Division for the recovery of the impact of exogenous changes (Changes) which may occur during the three-year term of the Plan. Changes are defined as "...significant increases or decreases in the Registrant's costs or revenues which are beyond the Registrant's reasonable control." Any disputes regarding either the nature or quantification of the Changes are to be resolved by the RIPUC. The impact of any Changes will be debited or credited to a regulatory asset or liability account throughout the term of Energize RI and will be recovered or refunded at the expiration of the Plan through a method to be determined.

   In fiscal 1998, the Registrant did not earn its allowed rate of return primarily as a result of the extremely warm weather and the loss of non-firm margin. The Registrant believes the causes of these two events were beyond its control and thus considers them as Changes. In fiscal 1999, the Registrant intends to file with the Division for recovery of a portion of these losses. These factors continue to adversely affect the Registrant in fiscal 1999. Under the Plan's design, which assumed normal weather, the Registrant should have had earnings in year one of the Plan in excess of 10.9 percent. The earnings in excess of 10.9 percent were to be deferred in the deferred revenue account to fund capital investments and other Plan commitments in the remaining two years of the Plan. Absent favorable recovery for the Changes and/or other factors such as colder than normal weather, the Registrant's ability to earn a 10.9 percent return on average common equity during the remainder of Energize RI is substantially impaired.

Gas Supply
----------

   As part of the Price Stabilization Plan Settlement Agreement described above in "Rates and Regulations", the Registrant entered into a full requirements gas
    ---------------------
supply contract with Duke Energy Trading and Marketing, L.L.C. (DETM) for a term of three years. Under the contract, DETM guarantees to meet the Registrant's supply requirements; however, the Registrant must purchase all of its gas supply exclusively from DETM. In addition the Registrant transferred responsibility for its pipeline capacity resources, storage contracts, and Liquefied Natural Gas (LNG) capacity to DETM. As a result, the Registrant's gas inventories of approximately $18 million at September 30, 1997 were sold at book value to DETM on October 1, 1997.

   As well as providing supply for firm customers at a fixed price, DETM will provide gas at market prices to cover the Registrant's non-firm sales customers' needs and to make up the supply imbalances of transportation customers. DETM will also provide various other services to the Registrant's transportation service customers including enhanced balancing, standby and the storage and peaking services available under the Registrant's approved Firm Transportation (FT-2) storage service effective December 1, 1997. DETM will receive the supply related revenues from these services in exchange for providing the supply management inherent in these services.

   Included in the DETM contract are a number of other important features. The Registrant has retained the right to continue to make portfolio changes to reduce supply costs. To the extent the Registrant makes such changes, the Registrant must keep DETM whole for the value lost over the remainder of the contract period. This relieves the Registrant of the need to perform certain upstream supply management functions which will make it possible for the Registrant to take on the additional supply management workload required by the further unbundling of firm sales customers without major staffing additions.

     The Registrant has entered into an agreement to amend its existing service contract with Algonquin LNG, Inc. (ALNG), a subsidiary of Duke Energy. ALNG is the owner and operator of a LNG tank located in Providence, Rhode Island. The Registrant relies upon this service to provide gas supply into its distribution system. The agreement, subject to regulatory approvals, is expected to begin on November 1, 1999. Under the terms of the agreement, ALNG will replace and expand the vaporization capability at the tank and make other necessary improvements to modernize the tank and ensure its reliable operation in the future. The Registrant will receive enhanced gas supply capability and will no longer be responsible for compressing boil-off from the LNG tank before delivering that form of gas supply into its distribution system. The Registrant will receive $2.6 million from ALNG as reimbursement for costs associated with the project including labor, engineering and legal expenses that will result as part of this arrangement.

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

     At December 31, 1998, the Registrant was aware of five sites at which future costs may be incurred.

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

    During 1995, the Registrant began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of December 31, 1998, approximately $2.2 million had been spent primarily on studies at this site. In accordance with state laws, such a study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at the site. The Registrant has completed the study which indicated that remediation will be required for two-thirds of the property. The remediation is expected to begin in April 1999 and will continue for a duration of three to six months. During the remediation process, the remaining one-third of the property will also be investigated and remediated if necessary.

   At December 31, 1998, the Registrant compiled a preliminary range of costs, based on removal and off-site disposal of contaminated soil, ranging from $3.4 million to in excess of $5.0 million. However, because of the uncertainties associated with environmental assessment and remediation activities, the future cost of remediation could be higher than the range noted. Based on the proposals for remediation work, the Registrant has accrued $3.4 million at December 31, 1998, for anticipated future remediation costs at this site.

   Tests conducted following the discovery of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center in 1996 confirmed the existence of contaminants at this site. As a result, the Registrant completed a site characterization test. Based on the findings of that test, the Registrant concluded that remediation would be required. As of December 31, 1998, the Registrant has extracted the underground oil storage tank and has removed some localized contamination. The costs associated with the site characterization test and partial removal of soil contaminants were shared equally with the former owner of the property. The Registrant is currently engaged in preliminary negotiations to sell the property back to the previous owner, who would continue to remediate the site. In addition, in 1997, contamination from scrapped meters and regulators was discovered at this site. The Registrant reported this to the DEM and the Rhode Island Department of Health and has completed the necessary remediation. Costs incurred by the Registrant to remediate this site were approximately $.1 million.

   In November 1998, the Registrant received a letter of responsibility from DEM relating to possible contamination on previously-owned property on Allens Avenue in Providence. The current operator of the property has been similarly notified. The current operator conducted tests that support a finding that the Registrant may be partially responsible for some of the contamination. Additional investigation is underway to determine the extent of the problem and the Registrant's responsibility.

     In prior rate cases filed with the RIPUC, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Due to the magnitude of the Registrant's environmental investigation and remediation expenditures, the Registrant sought current recovery for these amounts. As a result, in accordance with the Price Stabilization Plan Settlement Agreement described in Rates and Regulations,
                                                     ---------------------
effective October 1, 1997, all environmental investigation and remediation costs incurred through September 30, 1997, as well as all costs incurred during the three-year term of the Plan, will be amortized over a ten-year period. Additionally, it is the Registrant's practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental-related costs. As of December 31, 1998, the Registrant has charged environmental assessment and remediation costs of $2.7 million and an estimated $3.4 million in future costs to the accumulated depreciation reserve and has amortized $.6 million of these costs.

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


New Accounting Pronouncements
-----------------------------

   In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131, which is effective for the Registrant's fiscal year ending September 30, 1999, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. This statement requires additional disclosure only and will not affect the financial position or results of operations of the Registrant.

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

   The Registrant has not yet quantified the impact of adopting SFAS No. 133 on its consolidated financial statements and has not determined the timing of or method of adoption of SFAS No. 133.

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." It applies to all nongovernmental entities and is effective for the Registrant's financial statements for the fiscal year ending September 30, 2000. The provisions of this SOP should be applied to internal-use software costs incurred in fiscal years subsequent to December 15, 1998 for all projects, including those projects in progress upon initial application of the SOP.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
            AND RESULTS OF OPERATIONS
            -------------------------

         The Providence Gas Company (the Registrant) and its subsidiary and their representatives may from time to time make written or oral statements, including statements contained in the Registrant's filings with the Securities and Exchange Commission (SEC), which constitute or contain "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations, and releases. All statements other than statements of historical facts included in this Form 10-Q regarding the Registrant's financial position, strategic initiatives and industry developments are forward-looking statements. Where, in any forward-looking statement, the Registrant, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated include but are not limited to: general economic, financial and business conditions; changes in government regulations or regulatory policies; competition in the energy services sector; regional weather conditions; the availability and cost of natural gas; development and operating costs; the availability and terms of capital; the business abilities and judgment of personnel; the ability of the Registrant and its suppliers and customers to modify or redesign their computer systems to work properly in the Year 2000; the Registrant's ability to grow its business through customer growth; unanticipated environmental liabilities; the costs and effects of unanticipated legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies and asset valuations; and changes in business strategy.

     RESULTS OF OPERATIONS

         For the current quarter and twelve month period, the Registrant's operating revenues, operating margin and net income applicable to common stock have decreased over the comparable period presented, as shown in the table below:

  (000's)

                                            Three Months                                          Twelve Months
                                          Ended December 31                                      Ended December 31
                                                                  Percent                                         Percent
                                1998        1997        Change     Change            1998         1997       Change     Change
                              -------     -------      --------   -------           --------    --------    -------     ------
 Operating
 revenues                     $51,877     $59,200      $(7,323)    (12.4)           $176,703    $208,200    $(31,497)   (15.1)
                              =======     ========     ========   =======           ========    ========     =======    ======

 Operating margin             $26,249     $26,867      $  (618)     (2.3)           $ 91,760    $ 94,183    $ (2,423)    (2.6)
                              =======     ========     ========   =======           ========    ========     =======    ======
 Net income
 applicable to
 common stock                 $ 3,553     $  4,298     $  (745)    (17.3)           $  7,527    $  8,159     $  (632)    (7.7)
                              =======     ========     ========   =======           ========    ========     =======    ======

Operating Margin
----------------

    Operating margin decreased approximately $.6 million on 2.3 percent compared to the same quarter last year and approximately $2.4 million or 2.6 percent for the twelve months ended December 31, 1998 versus the same period last year.

    During the latest quarter, the Registrant experienced weather that was 14 percent warmer than the same quarter last year. This warmer weather resulted in decreased margin of approximately $2.5 million. This decrease was partially offset by the write-off of $1.5 million of previously deferred gas costs in the first quarter of fiscal 1998 in connection with Energize RI.

    The Registrant experienced weather that was 15 percent warmer for the twelve months ended December 31, 1998 versus the same period last year. The warmer temperatures resulted in decreased margin of approximately $7.4 million compared to last year. Offsetting the warmer than normal weather was $9.4 million of margin generated under Energize RI which became effective October 1, 1997. This additional margin includes $9.1 million associated with adjusting the Gas Charge Clause (GCC) mechanism.

    Additionally, non-firm margin decreased $1.6 million when compared with the twelve months ended last year. Prior to Energize RI, the Registrant was allowed to recover approximately $3.0 million in non-firm margin under the terms of the Integrated Resource Plan (IRP), subject to the Registrant's ability to generate sufficient gas cost savings for customers. As a result of Energize RI, the Registrant retains the actual non-firm margin earned. Due to an unfavorable pricing difference between natural gas and alternative fuels, the Registrant experienced a decrease in non-firm sales and transportation margin.

    As part of Energize RI, the performance-based ratemaking mechanism (Mechanism) under the IRP was teminated in September 1997. During the previous twelve month period the Registrant recorded $1.5 million in additional margin as a result of this Mechanism. Thus, a decrease in margin from the twelve months ended this year to the same period last year occurred because this Mechanism was no longer available.

Operating and Maintenance Expenses
----------------------------------

    Overall, operating and maintenance expenses increased approximately $.3 million or 2.6 percent from the same quarter last year and decreased approximately $1.3 million or 2.8 percent for the twelve months ended December 31, 1998 when compared to the same twelve month period last year.

    The Registrant's operating and maintenance expense increase quarter over quarter is primarily attributable to normal recurring pay increases.

    The twelve month decrease is primarily attributable to a decrease in the bad debt expense. The decrease in bad debts was attributable to improved collection experience and the implementation of new credit policies, as well as decreased operating revenues from warmer than normal weather. The Registrant's other operating and maintenance expenses were essentially flat due to cost management.

    The Company continually reviews its operating expenses in order to keep expenses as low as possible; however, expenses can vary from year to year.

Depreciation and Amortization Expenses
--------------------------------------

    Depreciation and amortization expense increased approximately $.6 million or
18.5 percent compared to the same quarter last year and approximately $1.3 million or 10.0 percent for the twelve months ended December 31, 1998 versus the same period last year. This increase was the result of increased capital spending for Energize RI commitments including technology projects as well as the amortization of previously deferred environmental costs. Effective October 1, 1997, ProvGas began amortizing environmental costs over a ten-year period in accordance with Energize RI.

Taxes
-----

    Taxes for the current quarter versus last year decreased approximately $.6 million or 10.2 percent and decreased approximately $1.2 million or 6.8 percent for the current twelve-month period versus last year. The decrease in taxes, mainly State gross earnings and Federal income, was the result of lower operating revenues and lower pretax earnings.

Other, net
----------

   Other, net remained flat in the current quarter versus the same quarter last year and increased approximately $.1 million for the twelve months ended December 31, 1998 versus the same period last year. The majority of the increase is attributable to interest income earned as a result of Federal income tax refunds resulting from amending prior year tax returns.

Interest Expense
----------------

    Interest expense decreased $.2 million or 8.4 percent during the latest quarter compared to the same quarter last year and decreased approximately $.2 million or 3.0 percent during the latest twelve months compared to the same twelve months last year. The Registrant's short-term borrowings decreased as a result of the Series S First Mortgage Bond issuance in April 1998.

FUTURE OUTLOOK

Regulatory

   Under Energize RI, the Registrant may earn up to 10.9 percent annually on its average common equity of up to $81.0 million, $86.2 million, and $92.0 million in fiscal 1998, 1999 and 2000, respectively. In addition, the Registrant may not earn less than a seven percent return on average common equity. In the event that the Registrant earns in excess of 10.9 percent or less than seven percent, the Registrant will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner to be determined by all parties to the Plan and approved by the Rhode Island Public Utilities Commission (RIPUC).

   As part of Energize RI, the Registrant is permitted to file with the RI Division of Public Utilities and Carriers (Division) for the recovery of the impact of exogenous changes (Changes) which may occur during the three-year term of the Plan. Changes are defined as "...significant increases or decreases in the Registrant's costs or revenues which are beyond the Registrant's reasonable control." Any disputes regarding either the nature or quantification of the Changes are to be resolved by the RIPUC. The impact of any Changes will be debited or credited to a regulatory asset or liability account throughout the term of Energize RI and will be recovered or refunded at the expiration of the Plan through a method to be determined.

   In fiscal 1998, the Registrant did not earn its allowed rate of return primarily as a result of the extremely warm weather and the loss of non-firm margin. The Registrant believes the causes of these two events were beyond its control and thus considers them as Changes. In fiscal 1999, the Registrant intends to file with the Division for recovery of a portion of these losses. These factors continue to adversely affect the Registrant in fiscal 1999. Under the Plan's design, which assumed normal weather, the Registrant should have had earnings in year one of the Plan in excess of 10.9 percent. The earnings in excess of 10.9 percent were to be deferred in the deferred revenue account to fund capital investments and other Plan commitments in the remaining two years of the Plan. Absent favorable recovery for the Changes and/or other factors such as colder than normal weather, the Registrant's ability to earn a 10.9 percent return on average common equity during the remainder of Energize RI is substantially impaired.

LIQUIDITY AND CAPITAL RESOURCES

       During the current year, the Registrant's cash flow from operating activities increased approximately $6.4 million for the quarter ended December 31, 1998 compared to the same period last year. This increase was primarily due to a temporary increase in accounts payable for gas supply due to the timing of payments made to Duke Energy Trading and Marketing, L.L.C. (DETM). Offsetting this increase was the prior year receipt of funds in the first quarter of fiscal 1998 in relation to the sale of the Registrant's working gas in storage to DETM.

   Capital expenditures for the quarter ended December 31, 1998 of $7.8 million increased $2.1 million or 36 percent when compared to $5.7 million for the same period last year. This spending increase was due primarily to the Registrant's continued efforts to move its information technology systems from a mainframe to a client server environment. Anticipated capital expenditures for the remainder of Energize RI are expected to total approximately $51.3 million.

   During the current quarter, the Registrant's cash flow from financing activities decreased $7.1 million due primarily to a temporary reduction in short-term borrowings. This reduction is due to the increase in cash flow from operating activities as discussed above. In September 1998, the Registrant repurchased $6.4 million of Series M First Mortgage Bonds. The Registrant issued $15 million in Series T First Mortgage Bonds on February 8, 1999, the proceeds of which were used to reduce borrowings under its lines of credit as well as for general corporate purposes. The Series T bonds are for a 30 year term at an interest rate of 6.5 percent. The Registrant estimates savings of approximately $1.8 million over the life of the new debt. The Registrant has received an order from the Division which permits the amortization of the Series M bond repurchase premium over the life of the Series T bonds.

YEAR 2000 UPDATE

     The Registrant's company-wide Year 2000 Project is proceeding on schedule. The Project addresses the problem arising from the use in software programs and computing infrastructure of two-digit years to define the applicable year, rather than four-digit years, and from time-sensitive software that may recognize a date using "00" as the last two digits of the year 1900, rather than the year 2000.

Readiness

     The Registrant recognizes that the products and services that the Registrant provides to its customers are essential, and senior management has made Year 2000 readiness a top priority. The Registrant's Year 2000 Project Office is working with two international consulting firms to ensure the continuity of mission critical business systems and processes before and beyond the Year 2000. The Registrant has organized the Project around the following four major areas:

1.   Information Technology (IT) Systems

     The Registrant continues to implement its technology plan developed in 1992 which includes the migration from a mainframe centric to a client server centric environment. The migration includes the replacement of the Customer Information System (CIS) which supports the business function of customer inquiry, service orders and billing. It also includes the replacement of its business applications such as financial, human resources, and procurement with an Enterprise Resource Planning (ERP) system. These new business applications have been represented to be Year 2000 ready by their respective vendors. This migration is expected to be completed by June 30, 1999.

     The Registrant has completed an inventory and assessment of its remaining IT systems and IT infrastructure. All mission critical systems are expected to be remediated, upgraded or replaced and tested by June 30, 1999.

     The Registrant has implemented procurement policies as part of its efforts to ensure Year 2000 readiness. These policies address any future changes to the Registrant's IT systems environment and its future acquisitions of IT systems.

2.   Embedded Systems

     Embedded microprocessors are found in equipment deployed in the Registrant's distribution and facility operations. The distribution area includes, but is not limited to, the monitoring, storage, measurement and control of the flow of natural gas. The facility area includes, but is not limited to, back-up power supply, HVAC and security at the Registrant's offices.

     The Registrant has completed the assessment of its embedded components. Many of the components associated with the Registrant's mission critical systems have been identified as Year 2000 ready. A remediation plan for mission critical embedded systems has been completed and implementation of this plan is underway. Remediation and testing of mission critical embedded systems is scheduled to be completed by June 30, 1999. Remediation and testing of all other embedded systems is planned to be completed by September 30, 1999.

3.   Upstream/Downstream

     The Registrant has developed a plan to identify its major suppliers and customers and will evaluate their Year 2000 readiness through a combination of correspondence, telephone interviews, and site visits. The Registrant is actively participating with the Rhode Island Y2K (Year 2000) Group which acts as a communication forum for key customers as well as the other essential suppliers of services such as telecommunications, water and electric.

     The Registrant has contacted its major suppliers critical to the delivery of natural gas to its' system, including interstate pipelines, DETM, New England Electric System and Bell Atlantic. All suppliers have indicated that they are following a comprehensive program on a timely schedule designed to (1) inventory and identify equipment and systems that are date sensitive; (2) assess, test, remediate, and/or replace such equipment and/or systems; (3) maintain continuity of service through preparation and implementation of an appropriate contingency plan; and (4) assess the Y2K program and compatibility of important upstream suppliers. While the Registrant cannot guarantee Y2K readiness of these and other suppliers, information received from them indicates that they expect to fulfill their obligations to the Registrant on and after January 1, 2000. The Registrant's plan to address the assessment of third parties provides for contacting all other critical suppliers by March 31, 1999. The assessment of all other suppliers will continue throughout 1999. Any risk areas that surface as a result of these assessments will be addressed in contingency planning.

4.   Contingency Planning

     The Registrant has contingency plans in place for response to certain emergency operational situations. The Registrant has begun conducting workshops to develop actionable contingency plans which will address risks to its major business processes due to the Year 2000 computer problem. Such contingency plans may include using manual procedures and arranging for alternative suppliers. The Registrant expects its Year 2000 contingency plans to be in place by June 30, 1999, with continued refinement throughout 1999.

Year 2000 Costs

     The Registrant has developed a preliminary comprehensive budget for all phases of its Year 2000 effort. The Registrant expects to capitalize Year 2000 costs incurred with a five-year amortization period consistent with the regulatory treatment approved by the RIPUC under the Energize RI program. Additionally, it is the Registrant's practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for Year 2000 costs.


     As of December 31, 1998, the Registrant had deferred Year 2000 costs of approximately $3.2 million which includes $.7 million for the assessment phase of its Year 2000 effort. Remaining activities include project management and consulting for the Year 2000 Project Office, contingency planning and testing of the IT infrastructure and IT business systems. Costs for these activities, together with previously deferred Year 2000 costs, are expected to range from $8 million to $11 million. These estimated costs include external contractors and service providers, as well as the purchase of computer hardware and software.

     These estimates do not include Year 2000 costs which may be incurred by joint ventures or partnerships for which the Registrant does not have primary operating responsibility or costs of implementing the new CIS and ERP systems pursuant to its ongoing technology plan. Additionally, the Registrant does not separately track the internal costs incurred for the Year 2000 project. Such costs are principally the related payroll costs for the information systems group. Substantially all of these costs are currently included in the rates being charged to the Registrant's customers under Energize RI, and therefore are being expensed as they are incurred.

     These cost estimates and the dates on which the Registrant plans to complete Year 2000 modification and testing processes and contingency planning are based on management's current best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of technological and certain other resources, the accuracy of third party assurances and other factors. There can be no guarantee that these estimates will be achieved, and actual results may differ from those discussed above.

Risk Assessment

     No amount of preparation and testing can guarantee Year 2000 readiness. However, the Registrant believes that it has taken and will take appropriate preventative measures designed to minimize disruption before, during and after January 1, 2000.

     The successful implementation of its CIS and ERP systems and the upgrade of its Supervisory Control and Data Acquisition software applications prior to January 1, 2000 are critical to enable the Registrant to avoid significant business disruption in Year 2000. In addition, a disruption in the extraction or processing, transmission or storage of gas or its distribution due to Year 2000 problems experienced by the Registrant's gas suppliers could prevent those suppliers from delivering a sufficient amount of gas to enable the Registrant to serve certain customer segments. Even if the flow of gas is not disrupted, customers may not be able to receive gas if electrical service is disrupted.

     Because of the difficulty of assessing Year 2000 readiness of these suppliers and others outside the control of the Registrant, the Registrant considers potential disruptions by these third parties to present the "reasonably likely worst case scenario." The Registrant's inability to serve its customers could result in increased costs, loss of revenue and potential claims.

     The Rhode Island Public Utilities Commission has opened a generic docket to investigate the readiness of regulated utilities for the millennium. Hearings are scheduled for February 17 and 18, 1999. The Registrant has been requested to present information regarding its Year 2000 readiness.

     This Year 2000 update contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties, and actual results may differ materially from those described herein.

     THE PROVIDENCE GAS COMPANY
     --------------------------

     PART II.  OTHER INFORMATION
     ---------------------------

     Item 6 (a).  Exhibits
     -----------  --------

     10a. Liquified Natural Gas Service Precedent Agreement dated December 11, 1998 between Algonquin LNG, Inc. and the Registrant.


     Item 6 (b).  Reports on Form 8-K
     -----------  -------------------

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

                         The Providence Gas Company
                         (Registrant)



                         BY:/s/  Gary S. Gillheeney
                            ------------------------------
                            GARY S. GILLHEENEY
                            Senior Vice President,
                            Chief Financial Officer and
                            Teasurer


     Date:  February 12, 1999
          -------------------