Form 10-Q
period 1999-03-31
PROVIDENCE GAS CO
filed 1999-05-13
CIK 80812

                          THE PROVIDENCE GAS COMPANY

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


          (Mark One)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For quarterly period ended               March 31, 1999
                                     -------------------------------------------

                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ------------------ to------------------

          Commission file number                   0-1160
                                 ----------------------------------------------

                            THE PROVIDENCE GAS COMPANY
          ----------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

                  Rhode Island                           05-0203650
          ----------------------------------------------------------------------
          (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)             Identification No.)

                 100 Weybosset Street, Providence, Rhode Island 02903
          ----------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 401-272-5040
          ----------------------------------------------------------------------
                    Registrant's telephone number, including area code

          ----------------------------------------------------------------------
              (Former name, former address and former fiscal year, if changed since last report)

           Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
          90 days.
          Yes  X  No
              ---   ---.

          APPLICABLE ONLY TO CORPORATE ISSUERS:

          Common Stock, $1.00 par value; 1,243,598 shares outstanding at
          --------------------------------------------------------------
          May 13, 1999.
          -------------

                          THE PROVIDENCE GAS COMPANY
                                   FORM 10-Q
                                MARCH 31, 1999



PART I:    FINANCIAL INFORMATION                            PAGE

Item 1     Financial Statements

           Consolidated Statements of Income for the
           three, six and twelve months ended
           March 31, 1999 and 1998                           I-1

           Consolidated Balance Sheets as of
           March 31, 1999, March 31, 1998 and
           September 30, 1998                                I-2

           Consolidated Statements of Cash Flows for the
           six months ended March 31, 1999 and 1998          I-3

           Consolidated Statements of Capitalization as of
           March 31, 1999, March 31, 1998 and
           September 30, 1998                                I-4

           Notes to Consolidated Financial Statements        I-5

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations     I-10

PART II:   OTHER INFORMATION

Item 5     Other Information                                 II-1

Item 6     Exhibits and Reports on Form 8-K                  II-1

           Signature                                         II-2

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM I.  FINANCIAL STATEMENTS
------------------------------

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                        FOR THE PERIODS ENDED MARCH 31
                        ------------------------------
                                  (Unaudited)
                                  -----------

                                                 THREE MONTHS              SIX MONTHS
                                             --------------------  ----------------------
                                                 1999       1998      1999         1998
                                             --------------------  ----------------------
                                                (thousands, except per share amounts)

Operating revenues                           $ 78,664   $ 73,686   $130,541      $132,886
Cost of gas sold                               39,070     37,151     64,698        69,484
                                             --------   --------   --------      --------

 Operating margin                              39,594     36,535     65,843        63,402
                                             --------   --------   --------      --------

Operating expenses:
 Operation and maintenance                     13,053     12,201     24,665        23,519
 Depreciation and amortization                  4,121      3,457      8,215         6,911
 Taxes:
  State gross earnings                          2,351      2,189      3,907         3,945
  Local property and other                      2,218      2,095      4,108         3,974
  Federal income                                5,426      5,029      7,262         7,275
                                             --------   --------   --------      --------

Total operating expenses                       27,169     24,971     48,157        45,624
                                             --------   --------   --------      --------

Operating income                               12,425     11,564     17,686        17,778

Other, net                                        170        147        337           304
                                             --------   --------   --------      --------

Income before interest expense                 12,595     11,711     18,023        18,082
                                             --------   --------   --------      --------

Interest expense:
 Long-term debt                                 1,687      1,482      3,233         2,972
 Other                                            375        467        676           993
 Interest capitalized                             (93)       (72)      (169)         (154)
                                             --------   --------   --------      --------
                                                1,969      1,877      3,740         3,811
                                             --------   --------   --------      --------

Net income                                     10,626      9,834     14,283        14,271

Dividends on preferred stock                     (105)      (139)      (209)         (278)
                                             --------   --------   --------      --------

Net income applicable to
common stock                                 $ 10,521   $  9,695   $ 14,074      $ 13,993
                                             ========   ========   ========      ========
Net income per
common share - basic                         $   8.46   $   7.79   $  11.32      $  11.25
                                             ========   ========   ========      ========
Net income per
common share - diluted                       $   8.46   $   7.79   $  11.32      $  11.25
                                             ========   ========   ========      ========
Weighted average number of
shares outstanding:
 Basic                                        1,243.6    1,243.6    1,243.6       1,243.6
                                             ========   ========   ========      ========
 Diluted                                      1,243.6    1,243.6    1,243.6       1,243.6
                                             ========   ========   ========      ========

     The accompanying notes are an integral part of these consolidated financial statements.

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM I.  FINANCIAL STATEMENTS
-----------------------------

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                        FOR THE PERIODS ENDED MARCH 31
                        ------------------------------
                                  (Unaudited)
                                  -----------


                                                   TWELVE MONTHS
                                             ------------------------
                                                 1999          1998
                                             ------------------------
                                              (thousands, except per
                                                  share amounts)

 Operating revenues                          $181,681        $205,296
 Cost of gas sold                              86,862         106,552
                                             --------        --------

  Operating margin                             94,819          98,744
                                             --------        --------

 Operating expenses:
  Operation and maintenance                    46,959          47,178
  Depreciation and amortization                14,787          13,151
  Taxes:
   State gross earnings                         5,325           5,897
   Local property and other                     7,863           7,692
   Federal income                               4,329           6,001
                                             --------        --------

 Total operating expenses                      79,263          79,919
                                             --------        --------

 Operating income                              15,556          18,825

 Other, net                                       617             424
                                             --------        --------

 Income before interest expense                16,173          19,249
                                             --------        --------

 Interest expense:
  Long-term debt                                6,623           5,982
  Other                                         1,048           1,776
  Interest capitalized                           (269)           (279)
                                             --------        --------
                                                7,402           7,479
                                             --------        --------

 Net income                                     8,771          11,770

 Dividends on preferred stock                    (418)           (556)
                                             --------        --------

 Net income applicable to
 common stock                                $  8,353        $ 11,214
                                             ========        ========
 Net income per
 common share - basic                        $   6.72        $   9.01
                                             ========        ========
 Net income per
 common share - diluted                      $   6.72        $   9.01
                                             ========        ========
 Weighted average number of
 shares outstanding:
  Basic                                       1,243.6         1,243.6
                                             ========        ========
  Diluted                                     1,243.6         1,243.6
                                             ========        ========

     The accompanying notes are an integral part of these consolidated financial statements.

                                    I-1(a)

                           THE PROVIDENCE GAS COMPANY
                           --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (thousands)

                                                      (Unaudited)
                                        ---------------------------------------
                                           March 31,    March 31,  September 30,
                                             1999         1998        1998
                                           --------     --------   -----------
ASSETS
------
Gas plant, at original cost                $328,914    $300,644   $   313,549
 Less - Accumulated depreciation and
  plant acquisition adjustments             125,496     114,632       119,916
                                           --------    --------   -----------
                                            203,418     186,012       193,633
                                           --------    --------   -----------
Current assets:
 Cash and temporary cash investments          3,109         727           798
 Accounts receivable, less allowance of
  $4,114 at 3/31/99, $2,845 at 3/31/98
  and $2,137 at 9/30/98                      36,672      36,118         9,938
 Unbilled revenues                            7,068       6,182         1,610
 Inventories, at average cost -
  Liquefied natural gas, propane and
   underground storage                           11           8            11
  Materials and supplies                      1,115         959         1,166
 Prepaid and refundable taxes                 1,284       2,145         4,417
 Prepayments                                  1,248         678         1,663
                                           --------    --------   -----------
                                             50,507      46,817        19,603
                                           --------    --------   -----------
Deferred charges and other assets            17,061      12,262        15,378
                                           --------    --------   -----------

  Total assets                             $270,986    $245,091   $   228,614
                                           ========    ========   ===========
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization (see accompanying
 statement)                                $187,427    $164,730   $   164,462
                                           --------    --------   -----------
Current liabilities:
 Notes payable                                    -      15,600         9,720
 Current portion of long-term debt            3,131       3,650         3,050
 Accounts payable                            27,735      11,083         7,332
 Accrued taxes                                7,946       8,102         2,537
 Accrued vacation                             1,898       1,801         1,597
 Customer deposits                            2,962       3,230         2,998
 Accrued environmental expense                3,400           -             -
 Accrued interest                             1,557       1,104         1,457
 Accrued workers compensation                   596         487           530
 Accrued compensation                         1,479         935         1,225
 Other                                        2,131       2,078         2,247
                                           --------    --------   -----------
                                             52,835      48,070        32,693
                                           --------    --------   -----------
Deferred credits and reserves:
 Accumulated deferred Federal income
  taxes                                      22,401      21,048        21,351
 Unamortized investment tax credits           2,118       2,275         2,197
 Accrued environmental expense                    -       1,750         1,750
 Other                                        6,205       7,218         6,161
                                           --------    --------   -----------
                                             30,724      32,291        31,459
                                           --------    --------   -----------
Commitments and contingencies

Total capitalization and liabilities       $270,986    $245,091   $   228,614
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
                       ---------------------------------
                                  (Unaudited)
                                  -----------

                                                           1999       1998
                                                        --------   --------
                                                             (thousands)
Cash provided by (used for)-
Operating Activities:
  Net income                                            $ 14,283   $ 14,271
  Items not requiring cash:
    Depreciation and amortization                          8,215      6,911
    Change as a result of regulatory actions                   -      1,500
    Deferred Federal income taxes                          1,050        450
    Amortization of investment tax credits                   (79)       (79)
    Changes in assets and liabilities
     which provided (used) cash:
      Accounts receivable                                (26,734)    (5,082)
      Unbilled revenues                                   (5,458)    (3,524)
      Deferred gas costs                                       -         (2)
      Inventories                                             51        199
      Prepaid and refundable taxes                         3,133      1,148
      Prepayments                                            415        290
      Accounts payable                                    20,403        469
      Accrued taxes                                        5,291      5,573
      Accrued Interest                                       100        (89)
      Accrued compensation                                   254       (836)
      Accrued vacation, Accrued workers
      compensation, customer deposits
       and other                                             215        145
      Deferred charges and other                          (1,864)       601
                                                        --------   --------
  Net cash provided by
    operating activities                                  19,275     21,945
                                                        --------   --------

Investing Activities:
  Expenditures for property, plant and
    equipment, net                                       (15,956)   (10,766)
                                                        --------   --------

Financing Activities:
  Issuance of mortgage bonds                              15,000          -
  Payments on long-term debt                              (2,092)    (2,153)
  Decrease in notes payable                               (9,720)    (4,810)
  Redemption of preferred stock                           (1,600)    (1,600)
  Cash dividends on common shares                         (2,387)    (2,389)
  Cash dividends on preferred shares                        (209)      (278)
                                                        --------   --------
  Net cash used for financing activities                  (1,008)   (11,230)
                                                        --------   --------

Increase (decrease) in cash and temporary
  cash investments                                         2,311        (51)
Cash and temporary cash investments at
  beginning of period                                        798        778
                                                        --------   --------
Cash and temporary cash investments at
  end of period                                         $  3,109   $    727
                                                        ========   ========

Supplemental disclosures of cash flow information:
 Cash paid during the period:
   Interest (net of amount capitalized)                 $  3,540   $  3,790
   Income taxes (net of refunds)                        $    653   $  1,536
 Schedule of non-cash investing activities:
   Capital lease obligations for equipment              $    115   $      -

     The accompanying notes are an integral part of these consolidated financial statements.

                           THE PROVIDENCE GAS COMPANY
                           --------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (thousands)


                                                    (Unaudited)
                                                    -----------

                                         March 31,    March 31, September 30,
                                           1999         1998       1998
                                      -------------------------------------
Common stockholder's investment:
Common stock, $1 par
    Authorized - 2,500 shares
    Outstanding - 1,244 as of 3/31/99,
                  3/31/98 and 9/30/98      $  1,244  $  1,244    $  1,244
  Amount paid in excess of par               37,526    37,495      37,590
  Retained earnings                          54,494    50,915      42,807
                                           --------  --------    --------
Total Common equity                          93,264    89,654      81,641
                                           --------  --------    --------

Cumulative preferred stock:
  Redeemable 8.70% Series, $100 par
  Authorized - 80 shares
  Outstanding - 32 shares as of
    3/31/99 and 48 shares as of 3/31/98
    and 9/30/98                               3,200     4,800       4,800
                                           --------  --------    --------

Long-term debt:
  First Mortgage Bonds                       90,728    69,600      77,328
  Other long-term debt                        2,317     2,897       2,573
  Capital leases                              1,049     1,429       1,170
                                           --------  --------    --------

Total long-term debt                         94,094    73,926      81,071

Less current portion                          3,131     3,650       3,050
                                           --------  --------    --------

Long-term debt, net                          90,963    70,276      78,021
                                           --------  --------    --------

Total capitalization                       $187,427  $164,730    $164,462
                                           ========  ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                          THE PROVIDENCE GAS COMPANY

                  Notes to Consolidated Financial Statements


1.  Accounting Policies
    -------------------

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

2.  Reclassifications
    -----------------

    Certain prior period amounts have been reclassified for consistent presentation with the current period.

3.  Rates and Regulation
    --------------------

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

    Under Energize RI, the Registrant may earn up to 10.9 percent annually on its average common equity of up to $81.0 million, $86.2 million and $92.0 million in fiscal 1998, 1999, and 2000, respectively. In addition, the Registrant may not earn less than a seven percent return on average common equity. In the event that the Registrant earns in excess of 10.9 percent or less than seven percent, the Registrant will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner determined by all parties to the Plan and approved by the RIPUC. As of March 31, 1999, no deferred revenue has been recorded by the Registrant.

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

    In fiscal 1998, the Registrant did not earn its allowed rate of return primarily as a result of the extremely warm weather and the loss of non-firm margin. The Registrant believes the causes of these two events were beyond its reasonable control and thus considers them as Changes. In March 1999, the Registrant reached an agreement with the Division for exogenous changes of $2.45 million. Currently the RIPUC is reviewing the exogenous change agreement to ensure consistency with the terms of Energize RI. Absent favorable recovery for the changes and/or other factors such as colder than normal weather, the Registrant's ability to earn a 10.9 percent return on average common equity during the final year of Energize RI is substantially impaired.

4.  Gas Supply
    ----------

    As part of the Price Stabilization Plan Settlement Agreement described above in Rates and Regulations, the Registrant entered into a full requirements gas
   ---------------------
supply contract with Duke Energy Trading and Marketing, L.L.C. (DETM) for a term of three years. Under the contract, DETM guarantees to meet the Registrant's supply requirements; however, the Registrant must purchase all of its gas supply exclusively from DETM. In addition the Registrant transferred responsibility for its pipeline capacity resources, storage contracts and liquefied natural gas
(LNG) capacity to DETM.

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

    Included in the DETM contract are a number of other important features. The Registrant has retained the right to continue to make portfolio changes to reduce supply costs. To the extent the Registrant makes such changes, the Registrant must keep DETM whole for the value lost over the remainder of the contract period. The outsourcing day to day supply management relieves the Registrant of the need to perform certain upstream supply management functions which will make it possible for the Registrant to take on the additional supply management workload required by the further unbundling of firm sales customers without major staffing additions.

    The Registrant has entered into an agreement to amend its existing service contract with Algonquin LNG, Inc. (ALNG), a subsidiary of Duke Energy. ALNG is the owner and operator of a LNG tank located in Providence, Rhode Island. The Registrant relies upon this service to provide gas supply into its distribution system. The agreement, subject to regulatory approvals, is expected to begin on November 1, 1999. Under the terms of the agreement, ALNG will replace and expand the vaporization capability at the tank and make other necessary improvements to modernize the tank and ensure its reliable operation in the future. The Registrant will receive enhanced gas supply capability and will no longer be responsible for compressing boil-off from the LNG tank before delivering it into its distribution system. Under the terms of the agreement, the Registrant will receive approximately $2.6 million. Of the $2.6 million, approximately $900,000 represents reimbursement for costs incurred by the Registrant related to the project including labor, engineering and legal expenses that will result as part of this arrangement. The remaining portion of the payment, or approximately $1.7 million, will be paid to DETM under the Registrant's contract with DETM as reimbursement for the additional costs that DETM will incur when the ALNG storage capacity is released to DETM as provided for in the gas supply contract described above.

    In April 1999 the Registrant was notified by ALNG that it was declaring force majeure as provided for under the terms of the existing service agreement, so that the LNG tank could be emptied, inspected and if necessary, repaired. The replacement, expansion and modernization described above is not expected to be affected by the additional work being done on the tank.

5.  Environmental Matters
    ---------------------

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

    At March 31, 1999, the Registrant was aware of five sites at which future costs may be incurred.

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

    During 1995, the Registrant began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of March 31, 1999, approximately $2.6 million had been spent primarily on studies and the formulation of remediation work plans at this site. In accordance with state laws, such a study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at the site. The Registrant has completed the study which indicated that remediation will be required for two-thirds of the property. The remediation is expected to begin in this fiscal year and will continue for a duration of three to six months. During the remediation period, the remaining one-third of the property will also be investigated and remediated if necessary.

    The Registrant has compiled a preliminary range of costs, based on removal and off-site disposal of contaminated soil, ranging from $3.4 million to in excess of $5.0 million. However, because of the uncertainties associated with environmental assessment and remediation activities, the future cost of remediation could be higher than the range noted. Based on the proposals for remediation work, the Registrant accrued $3.4 million at March 31, 1999 for anticipated future remediation costs at this site.

    Tests conducted following the discovery of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center in 1996 confirmed the existence of coal tar waste at this site. As a result, the Registrant completed a site characterization test. Based on the findings of that test, the Registrant concluded that remediation would be required. As of March 31, 1999, the Registrant had removed an underground oil storage tank and regulators containing mercury disposed of on the site, as well as some localized contamination. The costs associated with the site characterization test and partial removal of soil contaminants were shared equally with the former owner of the property. The Registrant is currently engaged in negotiations to transfer the property back to the previous owner, who would continue to remediate the site. The purchase and sale agreement is anticipated to be signed during the current fiscal year, at which time the previous owner will assume responsibility for removal of coal tar waste on the site. The Registrant remains responsible for clean up of any mercury released into adjacent water. Contamination from scrapped meters and regulators which were discovered in 1997 were reported to the DEM and the Rhode Island Department of Health and the Registrant has completed the necessary remediation. Costs incurred by the Registrant to remediate this site were approximately $.1 million.

    In November 1998, the Registrant received a letter of responsibility from DEM relating to possible contamination on previously-owned property on Allens Avenue in Providence. The current operator of the property has been similarly notified. Both parties have been designated as PRPs. Currently, a work plan is being created, which will be presented to DEM for approval. Once approved an investigation will begin in order to determine the extent of the problem and the Registrant's responsibility. The Registrant has entered into a cost sharing agreement with the current operator of the property, under which the Registrant will be held responsible for approximately 20 percent of the costs related to the investigation. Costs incurred to date by the Registrant for this investigation have been less than $100,000.

    In prior rate cases filed with the RIPUC, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Due to the magnitude of the Registrant's environmental investigation and remediation expenditures, the Registrant sought current recovery for these amounts. As a result, in accordance with the Price Stabilization Plan Settlement Agreement described in Rates and Regulations,
                                                     ---------------------
effective October 1, 1997, all environmental investigation and remediation costs incurred through September 30, 1997, as well as all costs incurred during the three-year term of the Plan, will be amortized over a ten-year period. Additionally, it is the Registrant's practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental-related costs. As of March 31, 1999, the Registrant has charged environmental assessment and remediation costs of $3.2 million and an estimated $3.4 million in future costs to the accumulated depreciation reserve and has amortized $.7 million of these costs.

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


6.  New Accounting Pronouncements
    -----------------------------

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

RESULTS OF OPERATIONS

    The Registrant's operating revenues, operating margin and net income applicable to common stock for the three, six and twelve months ended March 31, 1999 and for comparable periods ended March 31, 1998 are as follows:

(thousands)


                             Three Months        Six Months        Twelve Months
                            Ended March 31     Ended March 31      Ended March 31
                            1999     1998      1999      1998      1999      1998
                           -------  -------  --------  --------  --------  --------

Operating revenues         $78,664  $73,686  $130,541  $132,886  $181,681  $205,296
                           =======  =======  ========  ========  ========  ========

Operating margin           $39,594  $36,535  $ 65,843  $ 63,402  $ 94,819  $ 98,744
                           =======  =======  ========  ========  ========  ========
Net income applicable
  to common stock          $10,521  $ 9,695  $ 14,074  $ 13,993  $  8,353  $ 11,214
                           =======  =======  ========  ========  ========  ========

Operating Margin
----------------

    During the latest quarter, operating margin increased $3.1 million or 8.4 percent compared to the same quarter last year.

    The Registrant experienced weather that was 10.3 percent colder than the same quarter last year. The colder temperatures resulted in increased margin of approximately $2.6 million compared to the same quarter last year. Additionally, customer growth resulted in additional margin of approximately $500,000 during the current quarter.

    During the current six month period, weather has been similar in comparison to the same six month period last year. Customer growth has resulted in approximately $600,000 in additional margin for the six-month period this year in comparison to last year. Additionally, margin increased this year over last year as a result of a one-time write off of $1.5 million in fiscal year 1998 of previously deferred gas costs in connection with Energize RI.

    The Registrant experienced weather that was 6 percent warmer for the twelve months ended March 31, 1999 as compared to the same period last year. The warmer temperatures resulted in the Registrant recognizing decreased margin of $1.3 million compared to last year. Offsetting the warmer than normal weather was $2.5 million of margin generated under Energize RI as a result of adjusting the Gas Charge Clause mechanism on October 1, 1997.

    The Registrant's non-firm margin decreased $1.2 million when compared with the twelve months ended last year. Prior to Energize RI, the Registrant was allowed to recover approximately $3.0 million in non-firm margin under the terms of the Integrated Resource Plan (IRP), subject to the Registrant's ability to generate sufficient gas cost savings for customers. As a result of Energize RI, the Registrant retains the actual non-firm margin earned. Due to an unfavorable pricing difference between natural gas and alternative fuels, the Registrant experienced a decrease in non-firm sales and transportation margin.

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

    Additionally, the last six months of fiscal year 1997 included the impact on margin resulting from the use of seasonal gas cost factors. As a result of no longer using these seasonal gas cost factors since October 1, 1997, margin decreased approximately $3.1 million in total for the twelve-month period. Customer growth contributed approximately $600,000 of additional margin for the twelve-month period ended March 31, 1999 compared to the same period last year.

    Despite warmer than normal weather for the twelve-month period, margin increased due to the reasons described above.

Operating and Maintenance Expenses
----------------------------------

    Overall operating and maintenance expenses increased approximately $900,000 or 7.0 percent and $1.1 million or 4.9 percent versus the comparable three and six-month periods ended March 31 last year. The Registrant's operating and maintenance expenses have increased as a result of normal pay increases, severance pay and employee recruiting fees.

    Operating and maintenance expenses have decreased approximately $200,000 or .5 percent for the twelve month period ended March 31, 1999 as compared to the twelve month period ended March 31, 1998. During the twelve months ended March 31, 1999 the increases noted above have been offset by a decrease in bad debt expense. The decrease in bad debts was attributable to improved collection experience and the implementation of new credit policies, as well as decreased operating revenues from warmer than normal weather.

Depreciation and Amortization Expense
-------------------------------------

    Depreciation and amortization expense increased approximately $700,000 or
19.2 percent for the three months ended March 31, 1999, approximately $1.3 million or 18.9 percent for the six months ended March 31, 1999 and approximately $1.6 million or 12.4 percent for the twelve months ended March 31, 1999, versus the same periods last year.

These increases are the result of increased capital spending for Energize RI commitments, technology projects, Year 2000 costs, as well as the amortization of environmental costs.

Taxes
-----

    Taxes increased approximately $700,000 or 7.3 percent for the three months ended March 31, 1999 and $83,000 or 0.5 percent for the six months ended March 31, 1999. For the twelve months ended March 31, 1999, taxes decreased approximately $2.1 million or 10.6 percent. The changes are primarily due to fluctuations in Federal income and state gross earnings taxes as a result of varying levels of pretax income and operating revenues. Additionally, local property taxes increased as a result of capital spending.

Interest Expense
----------------

    Interest expense increased approximately $92,000 or 4.9 percent for the three months ended March 31, 1999, and decreased $71,000 or 1.9 percent for the six months ended March 31, 1999 and approximately $77,000 or 1.0 percent during the twelve months ended March 31, 1999, versus the same periods last year. Long-term interest expense has increased as a result of the Registrant's Series S First Mortgage Bond issuance in April 1998 and the Series T First Mortgage Bond issuance in February 1999.

Future Outlook
--------------

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

    In fiscal year 1998, the Registrant did not earn its allowed rate of return primarily as a result of the extremely warm weather and the loss of non-firm margin. The Registrant believes the causes of these two events were beyond its reasonable control and thus considers them as Changes. In March 1999, the Registrant reached an agreement with the Division for exogenous changes of $2.45 million. Currently the RIPUC is reviewing the exogenous change agreement to ensure consistency with the terms of Energize RI. Absent favorable recovery for the Changes and/or other factors such as colder than normal weather, the Registrant's ability to earn a 10.9 percent return on average common equity during the final year of Energize RI is substantially impaired.

    At the conclusion of the latest enrollment period on March 1, 1999, an additional 210 customers had signed up for Business Choice. The program now has approximately 1,700 firm transportation customers with annual deliveries of almost 6 billion cubic feet per year which is approximately 28 percent of the Registrant's total annual firm deliveries. There are 14 different marketers serving the Registrant's customers and transporting on the system.

    On April 1, 1999, the Registrant filed with the RIPUC a proposal for enhancements to the Business Choice program. The proposed changes do not generate additional revenue for the Registrant but rather effect the terms and conditions under which transportation service is offered.


LIQUIDITY AND CAPITAL RESOURCES

    During the current year, the Registrant's cash flow from operating activities decreased approximately $2.7 million for the six months ended March 31, 1999 compared to the same period last year. The decrease was primarily due to the prior year receipt of funds in the first quarter of fiscal 1998 in relation to the sale of the Registrant's working gas in storage to Duke Energy Trading and Marketing, L.L.C. The decrease was offset by a temporary increase in accounts payable related to the timing of such gas supply payments.

    Capital expenditures for the six months ended March 31, 1999 of $16.0 million increased $5.2 million or 48.2 percent when compared to $10.8 million for the same period last year. This spending increase was due primarily to the Registrant's continued efforts to move its information technology systems from a mainframe to a client server environment. Capital expenditures for the remainder of fiscal year 1999 and fiscal year 2000 are expected to total approximately $43.1 million.

    During the current six months, the Registrant's cash used for financing activities decreased $10.2 million. The Registrant issued $15 million in Series T First Mortgage Bonds on February 8, 1999. The proceeds were used to reduce borrowings under its lines of credit as well as for general corporate purposes. The Series T bonds are for a 30 year term at an interest rate of 6.5 percent. The Registrant estimates savings of approximately $1.8 million over the life of the new debt. The Registrant has received an order from the Division which permits the amortization of the Series M bond repurchase premium over the life of the Series T bonds.

YEAR 2000 UPDATE

    The Registrant's company-wide Year 2000 (Y2K) Project is proceeding on schedule. The Project addresses the problem arising from the use in software programs and computing infrastructure of two-digit years to define the applicable year, rather than four-digit years, and from time-sensitive software that may recognize a date using "00" as the last two digits of the year 1900, rather than the year 2000.

Readiness

    The Registrant recognizes that the products and services that the Registrant provides to its customers are essential, and senior management has made Year 2000 readiness a top priority. The Registrant's Year 2000 Project Office is working with two international consulting firms to ensure the continuity of mission critical business systems and processes before and beyond the Year 2000. The Registrant has organized the Project around the following four major areas:

1.  Information Technology (IT) Systems

    The Registrant continues to implement its technology plan, which includes the migration from a mainframe centric to a client server centric environment. The migration includes the replacement of the Customer Information System (CIS) which supports the business functions of customer inquiry, service orders and billing. Migration also includes the replacement of business applications such as financial, human resources, and procurement with an Enterprise Resource Planning (ERP) system. These new business applications have been represented to be Year 2000 ready by their respective vendors. Validation testing of these systems for Year 2000 readiness is expected to be completed by June 30, 1999.

    The Registrant completed an inventory and assessment of its existing IT systems and IT infrastructure in March 1999. The Registrant is currently engaged in the implementation phase to achieve Year 2000 readiness. The Registrant has created a Year 2000 test lab to test many of its IT systems. All mission critical systems are expected to be remediated and tested for Year 2000 readiness by June 30, 1999.

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

    The Registrant completed the assessment of its embedded components in March 1999. Many of the components associated with the Registrant's mission critical systems have been identified as Year 2000 ready. Remediation and testing of mission critical embedded systems including ProvGas' Supervisory Control and Data Acquisition gas distribution system was completed this quarter.
Remediation and testing of all other embedded systems is planned to be completed by September 30, 1999.

3.  Upstream/Downstream

    The Registrant has identified its major suppliers and will continue to evaluate their Year 2000 readiness through a combination of correspondence, telephone interviews, and site visits. The Company has had correspondence with all of its major suppliers and none of the correspondence indicated concern for potential business disruption. The Registrant is actively participating with the Rhode Island Y2K Association which acts as a communication forum for key customers as well as the other essential suppliers of services such as telecommunications, water and electric.

    The Registrant has contacted its major suppliers critical to the delivery of natural gas to its system, including interstate pipelines, Duke Energy Trading and Marketing, New England Electric System and Bell Atlantic. All suppliers have indicated that they are following a comprehensive program on a timely schedule designed to (1) inventory and identify equipment and systems that are date sensitive; (2) assess, test, remediate, and/or replace such equipment and/or systems; (3) maintain continuity of service through preparation and implementation of an appropriate contingency plan; and (4) assess the Y2K program and compatibility of important upstream suppliers. While the Registrant cannot guarantee Y2K readiness of these and other suppliers, information received from them indicates that they expect to fulfill their obligations to the Registrant on and after January 1, 2000. The assessment of all suppliers will continue throughout 1999. Any risk areas that surface as a result of these assessments will be addressed in contingency planning. The Registrant is communicating its Year 2000 readiness to customers in bill stuffers, on its website and in state-sponsored "town meetings" throughout its service territory. The town meetings provide for updates from all the major utilities. They are being held in different locations during April and May. Previously, on February 17, 1999 the Registrant provided testimony to the RIPUC regarding the Registrant's Year 2000 readiness.

4.  Contingency Planning

    The Registrant has contingency plans in place for response to certain emergency operational situations. In addition, the Registrant has completed over thirty workshops to develop actionable contingency plans which will address risks to the top fifty business processes specifically related to the Year 2000 computer problem. Such contingency plans may include using manual procedures and arranging for alternative suppliers. The Registrant expects its Year 2000 contingency plans to be in place by June 30, 1999, with continued refinement throughout 1999.

Year 2000 Costs

    The Registrant has developed a comprehensive budget for all phases of its Year 2000 effort. The Registrant expects to capitalize Year 2000 and will amortize these costs over a five-year amortization period consistent with the regulatory treatment approved by the RIPUC under the Energize RI program. Additionally, it is the Registrant's practice to communicate with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for Year 2000 costs.

    As of March 31, 1999, the Registrant had deferred Year 2000 costs of approximately $4.4 million which includes $.7 million for the assessment phase of its Year 2000 effort. Remaining activities include project management and consulting for the Year 2000 Project Office, contingency planning and testing of the IT infrastructure and IT business systems. Costs for these activities, together with previously deferred Year 2000 costs, are expected to range from $6 million to $9 million. These estimated costs include external contractors and service providers and the balance of the unrecovered legacy CIS system that is being replaced, as well as the purchase of computer hardware and software.
These estimates do not include Year 2000 costs which may be incurred by joint ventures or partnerships for which the Registrant does not have primary operating responsibility or for the costs of implementing the new CIS and ERP systems pursuant to its ongoing technology plan.

    Additionally, the Registrant does not separately track the internal costs incurred for the Year 2000 project. Such costs are principally the related payroll costs for the information systems group.

    These cost estimates and the dates on which the Registrant plans to complete Year 2000 modification and testing procedures and contingency planning are based on management's current best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of technological and certain other resources, the accuracy of third party assurances and other factors. There can be no guarantee that these estimates will be achieved and actual results may differ from those discussed above.

Risk Assessment

    No amount of preparation and testing can guarantee Year 2000 readiness. However, the Registrant believes that it has taken and will take appropriate preventative measures designed to minimize disruption before, during and after January 1, 2000.

    The successful implementation of its CIS and ERP systems prior to January 1, 2000 is critical to enable the Registrant to avoid significant business disruption in Year 2000. In addition, a disruption in the extraction or processing, transmission or storage of gas or its distribution due to Year 2000 problems experienced by the

Registrant's gas suppliers could prevent those suppliers from delivering a sufficient amount of gas to enable the Registrant to serve certain customer segments. Even if the flow of gas is not disrupted, customers may not be able to receive gas if electrical service is disrupted.

    Because of the difficulty of assessing Year 2000 readiness of these suppliers and others outside the control of the Registrant, the Registrant considers potential disruptions by these third parties to present the "reasonably likely worst case scenario." The Registrant's inability to serve its customers could result in increased costs, loss of revenue and potential claims.

    This Year 2000 update contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties and actual results may differ materially from those described herein.

                            PROVIDENCE GAS COMPANY
                            ----------------------


PART II.  OTHER INFORMATION
-------   -----------------

Item 5      Other Information
------------------------------

    On April 26, 1999 the Directors of the Registrant elected Kenneth W. Hogan as Vice President, Chief Financial Officer and Secretary.

Item 6 (b).  Reports on Form 8-K
--------------------------------

    On March 25, 1999, the Registrant filed a report on Form 8-K regarding an agreement for recovery of exogenous changes which allows the Registrant to recover $2.45 million.

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



           The Providence Gas Company
           (Registrant)



           BY: /s/ JAMES H. DODGE
               ---------------------------
               JAMES H. DODGE
               Chairman, President and
               Chief Executive Officer





Date:  May 13, 1999
     --------------