Form 10-Q/A
period 1999-03-31
PROVIDENCE GAS CO
filed 1999-05-27
CIK 80812

                          THE PROVIDENCE GAS COMPANY

                                  FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


          (Mark One)

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

          For quarterly period ended         March 31, 1999
                                     -----------------------------

                                      OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                  to
                                         ----------------    -----------------

          Commission file number            0-1160
                                 --------------------------

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

       Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days .
 Yes  X  No    .
     ---    ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

Common Stock, $1.00 par value; 1,243,598 shares outstanding at
--------------------------------------------------------------
May 13, 1999.
-------------


This amendment to the Quarterly Report on Form 10-Q of The Providence Gas Company for the quarter ended March 31, 1999 is made solely for the purpose of amending Item 5 Other Information.

                            PROVIDENCE GAS COMPANY
                            ----------------------


PART II.  OTHER INFORMATION
-------   -----------------

Item 5  Other Information
-------------------------

  On April 26, 1999 the Directors of the Registrant elected Kenneth W. Hogan as Vice President, Chief Financial Officer and Treasurer.

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





Date:  May 25, 1999
       ------------