Form 10-Q
period 1999-06-30
PROVIDENCE GAS CO
filed 1999-08-12
CIK 80812

                          THE PROVIDENCE GAS COMPANY

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For quarterly period ended              June 30, 1999
                                     --------------------------------------

                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                  to
                                         ----------------    -----------------

          Commission file number                     0-1160
                                 ---------------------------------------------

                          THE PROVIDENCE GAS COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     Rhode Island                      05-0203650
         -------------------------------------------------------------
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)           Identification No.)

          100 Weybosset Street, Providence, Rhode Island     02903
         -------------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)

                                 401-272-5040
         -------------------------------------------------------------
              Registrant's telephone number, including area code


         -------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

         APPLICABLE ONLY TO CORPORATE ISSUERS:

         Common Stock, $1.00 par value; 1,243,598 shares outstanding at
         --------------------------------------------------------------
         August 12, 1999.
         ---------------

                          THE PROVIDENCE GAS COMPANY
                                   FORM 10-Q
                                 JUNE 30, 1999

PART I:    FINANCIAL INFORMATION                            PAGE

Item 1     Financial Statements

           Consolidated Statements of Income for the
           three, nine and twelve months ended
           June 30, 1999 and 1998                            I-1

           Consolidated Balance Sheets as of
           June 30, 1999, June 30, 1998 and
           September 30, 1998                                I-2

           Consolidated Statements of Cash Flows for the
           nine months ended June 30, 1999 and 1998          I-3

           Consolidated Statements of Capitalization as of
           June 30, 1999, June 30, 1998 and
           September 30, 1998                                I-4

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

Item 6     Exhibits and Reports on Form 8-K                 II-1

           Signature                                        II-2

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM I.  FINANCIAL STATEMENTS
-----------------------------

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                         FOR THE PERIODS ENDED JUNE 30
                         -----------------------------
                                  (Unaudited)
                                  -----------

                                                 THREE MONTHS                   NINE MONTHS                   TWELVE MONTHS
                                             ---------------------       ------------------------       ------------------------
                                                1999         1998          1999            1998           1999            1998
                                             --------     --------       --------        --------       --------        --------
                                                                    (thousands, except per share amounts)
Operating revenues                           $ 29,538     $ 31,155       $160,079        $164,041       $180,064        $195,772
Cost of gas sold                               11,225       13,758         75,923          83,242         84,329          99,400
                                             --------     --------       --------        --------       --------        --------

 Operating margin                              18,313       17,397         84,156          80,799         95,735          96,372
                                             --------     --------       --------        --------       --------        --------

Operating expenses:
 Operation and maintenance                     10,170       10,981         34,835          34,500         46,148          46,895
 Depreciation and amortization                  4,063        3,449         12,278          10,360         15,401          13,459
 Taxes:
  State gross earnings                            893          922          4,800           4,867          5,296           5,722
  Local property and other                      2,125        1,992          6,233           5,966          7,996           7,763
  Federal income                                 (210)        (591)         7,052           6,684          4,710           5,212
                                             --------     --------       --------        --------       --------        --------

Total operating expenses                       17,041       16,753         65,198          62,377         79,551          79,051
                                             --------     --------       --------        --------       --------        --------

Operating income                                1,272          644         18,958          18,422         16,184          17,321

Other, net                                        357          219            694             523            755             478
                                             --------     --------       --------        --------       --------        --------

Income before interest expense                  1,629          863         19,652          18,945         16,939          17,799
                                             --------     --------       --------        --------       --------        --------

Interest expense:
 Long-term debt                                 1,794        1,716          5,027           4,688          6,701           6,193
 Other                                             83          187            759           1,180            944           1,566
 Interest capitalized                            (120)         (39)          (289)           (193)          (350)           (261)
                                             --------     --------       --------        --------       --------        --------
                                                1,757        1,864          5,497           5,675          7,295           7,498
                                             --------     --------       --------        --------       --------        --------

Net income (loss)                                (128)      (1,001)        14,155          13,270          9,644          10,301

Dividends on preferred stock                      (69)        (105)          (278)           (383)          (382)           (522)
                                             --------     --------       --------        --------       --------        --------

Net income (loss) applicable to
common stock                                 $   (197)    $ (1,106)      $ 13,877        $ 12,887       $  9,262        $  9,779
                                             ========     ========       ========        ========       ========        ========
Net income (loss) per
common share - basic                         $   (.16)    $   (.89)      $  11.16        $  10.36       $   7.45        $   7.86
                                             ========     ========       ========        ========       ========        ========
Net income (loss) per
common share - diluted                       $   (.16)    $   (.89)      $  11.16        $  10.36       $   7.45        $   7.86
                                             ========     ========       ========        ========       ========        ========
Weighted average number of
shares outstanding:
 Basic                                        1,243.6      1,243.6        1,243.6         1,243.6        1,243.6         1,243.6
                                             ========     ========       ========        ========       ========        ========
 Diluted                                      1,243.6      1,243.6        1,243.6         1,243.6        1,243.6         1,243.6
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

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (thousands)

                                                 (Unaudited)
                                                 -----------
                                            June 30,    June 30,   September 30,
                                             1999        1998         1998
                                           ------------------------------------
ASSETS
------
Gas plant, at original cost                $337,115    $307,516     $313,549
 Less - Accumulated depreciation and
  plant acquisition adjustments             135,000     121,573      123,885
                                           --------    --------     --------
                                            202,115     185,943      189,664
                                           --------    --------     --------
Current assets:
 Cash and temporary cash investments            971       7,629          798
 Accounts receivable, less allowance of
  $3,612 at 6/30/99, $3,558 at 6/30/98
  and $2,137 at 9/30/98                      16,571      17,507        9,938
 Unbilled revenues                            1,579       1,334        1,610
 Materials, supplies and fuels                1,201       1,006        1,177
 Prepaid and refundable taxes                 3,059       4,418        4,417
 Prepayments                                  1,666         662        1,663
                                           --------    --------     --------
                                             25,047      32,556       19,603
                                           --------    --------     --------
Deferred charges and other assets            19,762      12,338       15,378
                                           --------    --------     --------
Deferred environmental costs                  7,757       3,844        3,969
                                           --------    --------     --------

  Total assets                             $254,681    $234,681     $228,614
                                           ========    ========     ========
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization (see accompanying
 statement)                                $185,895    $177,197     $164,462
                                           --------    --------     --------
Current liabilities:
 Notes payable                                3,000           -        9,720
 Current portion of long-term debt            3,015       3,650        3,050
 Accounts payable                             9,482       4,502        7,332
 Accrued compensation                         1,617       1,033        1,225
 Accrued environmental expense                5,000           -            -
 Accrued interest                             1,262       1,419        1,457
 Accrued taxes                                5,126       6,466        2,537
 Accrued vacation                             1,951       1,859        1,597
 Accrued workers compensation                   563         502          530
 Customer deposits                            2,794       3,148        2,998
 Deferred revenue (note 3)                    1,259           -            -
 Other                                        2,322       1,755        2,247
                                           --------    --------     --------
                                             37,391      24,334       32,693
                                           --------    --------     --------
Deferred credits and reserves:
 Accumulated deferred Federal income
  taxes                                      22,926      21,273       21,351
 Unamortized investment tax credits           2,079       2,236        2,197
 Accrued environmental expense                    -       1,750        1,750
 Accrued pension                              5,881       6,612        5,681
 Other                                          509       1,279          480
                                           --------    --------     --------
                                             31,395      33,150       31,459
                                           --------    --------     --------
Commitments and contingencies

Total capitalization and liabilities       $254,681    $234,681     $228,614
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

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                       FOR THE NINE MONTHS ENDED JUNE 30
                       ---------------------------------
                                  (Unaudited)

                                                          1999       1998
                                                        -------------------
                                                            (thousands)
Cash provided by (used for)-
Operating Activities:
  Net income                                            $ 14,155   $ 13,270
  Items not requiring cash:
    Depreciation and amortization                         12,278     10,456
    Change as a result of regulatory actions              (1,413)     1,500
    Deferred Federal income taxes                          1,575        675
    Amortization of investment tax credits                  (118)      (118)
    Changes in assets and liabilities
     which provided (used) cash:
      Accounts receivable                                 (6,633)    13,441
      Unbilled revenues                                       31      1,324
      Deferred gas costs                                       -         (2)
      Inventories                                            (24)       160
      Prepaid and refundable taxes                         1,358     (1,125)
      Prepayments                                             (3)       304
      Accounts payable                                     2,150     (6,112)
      Accrued compensation                                   392       (739)
      Accrued interest                                      (195)       227
      Accrued taxes                                        2,471      3,937
      Accrued vacation, accrued workers
      compensation, customer deposits
       and other                                             480        501
      Accrued pension                                        200        (21)
      Deferred charges and other                          (2,120)       517
      Deferred environmental costs                          (538)       131
                                                        --------   --------
  Net cash provided by
    operating activities                                  24,046     38,326
                                                        --------   --------

Investing Activities:
  Expenditures for property, plant and
    equipment, net                                       (24,252)   (18,065)
                                                        --------   --------

Financing Activities:
  Issuance of mortgage bonds                              15,000     15,000
  Payments on long-term debt                              (2,442)    (2,435)
  Decrease in notes payable                               (6,720)   (20,410)
  Redemption of preferred stock                           (1,600)    (1,600)
  Cash dividends on common shares                         (3,581)    (3,582)
  Cash dividends on preferred shares                        (278)      (383)
                                                        --------   --------
  Net cash provided by (used in) financing
    activities                                               379    (13,410)
                                                        --------   --------

Increase in cash and temporary
  cash investments                                           173      6,851
Cash and temporary cash investments at
  beginning of period                                        798        778
                                                        --------   --------
Cash and temporary cash investments at
  end of period                                         $    971   $  7,629
                                                        ========   ========

Supplemental disclosures of cash flow information:
 Cash paid during the period:
   Interest (net of amount capitalized)                 $  5,463   $  5,292
   Income taxes (net of refunds)                        $  2,953   $  2,251
 Schedule of non-cash investing activities:
   Capital lease obligations for equipment              $    115   $      -

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

                           THE PROVIDENCE GAS COMPANY
                           --------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (thousands)

                                               (Unaudited)
                                               -----------

                                           June 30,     June 30,  September 30,
                                             1999         1998        1998
                                           ------------------------------------
Common stockholder's investment:
Common stock, $1 par
    Authorized - 2,500 shares
    Outstanding - 1,244 as of 6/30/99,
            as of 6/30/98 and 9/30/98      $  1,244      $  1,244    $  1,244
  Amount paid in excess of par               37,619        37,543      37,590
  Retained earnings                          53,103        48,616      42,807
                                           --------      --------    --------
Total common equity                          91,966        87,403      81,641
                                           --------      --------    --------

Cumulative preferred stock:
  Redeemable 8.70% Series, $100 par
  Authorized - 80 shares
  Outstanding - 32 shares as of
    6/30/99 and 48 shares as of 6/30/98       3,200         4,800       4,800
    and 9/30/98                            --------      --------    --------

Long-term debt:
  First Mortgage Bonds                       90,728        84,600      77,328
  Other long-term debt                        2,093         2,713       2,573
  Capital leases                                923         1,331       1,170
                                           --------      --------    --------
Total long-term debt                         93,744        88,644      81,071

Less current portion                          3,015         3,650       3,050
                                           --------      --------    --------
Long-term debt, net                          90,729        84,994      78,021
                                           --------      --------    --------
Total capitalization                       $185,895      $177,197    $164,462
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

3.  Rates and Regulation
    --------------------

  The Registrant is subject to the regulatory jurisdiction of the Rhode Island Public Utilities Commission (RIPUC) with respect to rates and charges, standards of service, accounting and other matters. In August 1997, the RIPUC approved the Price Stabilization Plan Settlement Agreement (the Plan or Energize RI) among the Registrant, the Rhode Island Division of Public Utilities and Carriers (the Division), the Energy Council of Rhode Island, and the George Wiley Center. Effective October 1, 1997 through September 30, 2000, Energize RI provides firm customers with a price decrease of approximately four percent in addition to a three-year price freeze. Under Energize RI, the Gas Charge Clause mechanism has been suspended for the entire term. Also, in connection with the Plan, the Registrant wrote off approximately $1.5 million of previously deferred gas costs in October 1997. Energize RI also provides for the Registrant to make significant capital investments to improve its distribution system and support economic development. Specific capital improvement projects funded under Energize RI are estimated to total approximately $26 million over its three-year term. In addition, under Energize RI, the Registrant provides funding for the Low-Income Assistance Program at an annual level of $1 million, the Demand Side Management Program at an annual level of $.5 million and the Low-Income Weatherization Program at an annual level of $.2 million. Energize RI also continues the process of unbundling by allowing the Registrant to provide unbundled service offerings for up to 10 percent per year of firm deliveries.

  As part of Energize RI, the Registrant will reclassify and amortize approximately $4.0 million of environmental costs. These costs and all environmental costs incurred during the term of the Plan will be amortized over a 10-year period.

  Under Energize RI, the Registrant may earn up to 10.9 percent annually on its average common equity, which is capped at $81.0 million, $86.2 million and $92.0 million in fiscal 1998, 1999, and 2000, respectively. In addition, the Registrant may not earn less than a seven percent return on average common equity. In the event that the Registrant earns in excess of 10.9 percent or less than seven percent, the Registrant will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner to be determined by all parties to the Plan and approved by the RIPUC.

  As part of Energize RI, the Registrant is permitted to file annually with the Division for the recovery of exogenous changes (Changes) which may occur during the three-year term of the Plan. Changes are defined as "...significant increases or decreases in the Registrant's costs or revenues which are beyond the Registrant's reasonable control." Any disputes between the Registrant and the Division regarding either the nature or quantification of the Changes are to be resolved by the RIPUC. The impact of any such Changes will be debited or credited to a regulatory asset or liability account throughout the term of Energize RI and will be recovered or refunded at the expiration of the Plan through a method to be determined.

  In fiscal 1998, the Registrant did not earn its allowed rate of return primarily as a result of the extremely warm winter weather and the loss of non-firm margin. The Registrant believed the causes of these two events were beyond its reasonable control and thus considered them as Changes. In March 1999, the Registrant reached an agreement with the Division, which allowed it to recover $2.45 million in revenue losses attributable to Changes experienced by the Registrant in fiscal 1998. The RIPUC has reviewed the Changes agreement to ensure consistency with the terms of Energize RI and affirmed the agreement at its May 28, 1999 open meeting.

  During the third quarter of fiscal 1999, the Registrant recognized into revenue $2.45 million for the Changes recovery, and deferred approximately
$1.45 million of revenue under the provisions of the earnings cap of Energize RI. As of June 30, 1999, the deferred revenue account, substantially relating to the earnings cap, had a balance of approximately $1.3 million.

4.  Gas Supply
    ----------

  As part of the Price Stabilization Plan Settlement Agreement described above in Rates and Regulations, the Registrant entered into a full requirements gas
   ---------------------
supply contract with Duke Energy Trading and Marketing, L.L.C., (DETM), a joint venture of Duke Energy Corporation and Mobil Corporation, for a term of three years. Under the contract, DETM guarantees to meet the Registrant's supply requirements; however, the Registrant must purchase all of its gas supply exclusively from DETM. In addition the Registrant transferred responsibility for its pipeline capacity resources, storage contracts and liquefied natural gas
(LNG) capacity to DETM.

  In addition to providing supply for firm customers at a fixed price, DETM will provide gas at market prices to cover the Registrant's non-firm sales customers' needs and to make up the supply imbalances of transportation customers. DETM will also provide various other services to the Registrant's transportation service customers including enhanced balancing, standby and the storage and peaking services available under the Registrant's approved Firm Transportation (FT-2) storage service effective December 1, 1997. DETM will receive the supply-related revenues from these services in exchange for providing the supply management inherent in these services.

  Included in the DETM contract are a number of other important features.
The Registrant has retained the right to continue to make portfolio changes to reduce supply costs. To the extent the Registrant makes such changes, the Registrant must keep DETM whole for the value lost over the remainder of the contract period. The outsourcing of day-to-day supply management relieves the Registrant of the need to perform certain upstream supply management functions which will make it possible for the Registrant to take on the additional supply management workload required by the further unbundling of firm sales customers without major staffing additions.

  The Registrant has entered into an agreement replacing its existing service contract with Algonquin LNG, Inc. (ALNG), a subsidiary of Duke Energy Corporation. ALNG is the owner and operator of a LNG tank located in Providence, Rhode Island. The Registrant relies upon this service to provide gas supply into its distribution system during the winter period. The service provided for in the agreement, subject to the successful completion of construction, is expected to begin on November 1, 1999. Under the terms of the agreement, ALNG will replace and expand the vaporization capability at the tank and make other necessary improvements to modernize the tank and ensure its reliable operation in the future. The Registrant will receive enhanced gas supply capability and will no longer be responsible for compressing boil-off from the LNG tank before delivery into its distribution system. Under the terms of the agreement, the Registrant will receive approximately

$2.6 million from ALNG. Of the $2.6 million, approximately $900,000 represents reimbursement to the Registrant for costs incurred, as well as those that will result, related to the project including labor, engineering and legal expenses. The remaining portion of the payment, or approximately $1.7 million, will be paid to DETM under the Registrant's contract with DETM as reimbursement for the additional costs that DETM will incur when the ALNG storage capacity is released to DETM as provided for in the gas supply contract described above.

  In June 1999, the Federal Energy Regulatory Commission (FERC) issued an order in Docket Number CP99-113 approving ALNG's project described above. In that order FERC also approved the new 10-year contract between ALNG and the Registrant for service from the tank. Also approved was the Registrant's parallel filing, PR99-8, requesting regulatory authorization to charge ALNG for transportation of gas vaporized for other ALNG customers and transported by the Registrant to the Algonquin pipeline on behalf of those customers.

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

 At June 30, 1999, the Registrant was aware of five sites at which future costs may be incurred.

Plympton Sites
--------------

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

Providence Site
---------------

  During 1995, the Registrant began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of June 30, 1999, approximately $2.8 million had been spent primarily on studies and the formulation of remediation work plans at this site. In accordance with state laws, such a study is monitored by the Rhode Island Department of Environmental Management (DEM). The purpose of this study was to determine the extent of environmental contamination at the site. The Registrant has completed the study which indicated that remediation will be required for two-thirds of the property. The remediation began in June and will continue for a duration of approximately six months. During this remediation period, the remaining one-third of the property will also be investigated and remediated if necessary.

  The Registrant has compiled a preliminary range of costs, based on removal and off-site disposal of contaminated soil, ranging from $5.0 million to $7.0 million. However, because of the uncertainties associated with environmental assessment and remediation activities, the future cost of remediation could be higher than the range noted. Based on the proposals for remediation work, the Registrant accrued $5.0 million at June 30, 1999 for anticipated future remediation costs at this site.

Westerly Site
-------------

  Tests conducted following the discovery of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center in 1996 confirmed the existence of coal tar waste at this site. As a result, the Registrant completed a site characterization test. Based on the findings of that test, the Registrant concluded that remediation would be required. As of June 30, 1999, the Registrant had removed an underground oil storage tank and regulators containing mercury disposed of on the site, as well as some localized contamination. The costs associated with the site characterization test and partial removal of soil contaminants were shared equally with the former owner of the property. The Registrant is currently engaged in negotiations to transfer the property back to the previous owner, who would continue to remediate the site. The purchase and sale agreement is anticipated to be signed during the current fiscal year, at which time the previous owner will assume responsibility for removal of coal tar waste on the site. The Registrant remains responsible for clean up of any mercury released into adjacent water. Contamination from scrapped meters and regulators, which was discovered in 1997, was reported to the DEM and the Rhode Island Department of Health and the Registrant has completed the necessary remediation. Costs incurred by the Registrant to remediate this site were approximately $100,000.

Allens Avenue Site
------------------

  In November 1998, the Registrant received a letter of responsibility from DEM relating to possible contamination on previously-owned property on Allens Avenue in Providence. The current operator of the property has been similarly notified. Both parties have been designated as PRPs. A work plan has been created and approved by DEM. An investigation has begun in order to determine the extent of the problem and the Registrant's responsibility. The Registrant has entered into a cost sharing agreement with the current operator of the property, under which the Registrant will be held responsible for approximately 20 percent of the costs related to the investigation. Costs incurred to date by the Registrant for this investigation have been approximately $100,000. Until the results of the investigation are known, the Registrant can not offer any conclusions as to its responsibility.

General
-------

  In prior rate cases filed with the RIPUC, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Due to the magnitude of the Registrant's environmental investigation and remediation expenditures, the Registrant sought current recovery for these amounts. As a result, in accordance with the Price Stabilization Plan Settlement Agreement described in Rates and Regulations, effective October 1, 1997, all environmental investigation and remediation costs incurred through September 30, 1997, as well as all costs incurred during the three-year term of the Plan, will be amortized over a ten-year period. Additionally, it is the Registrant's practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental-related costs. As of June 30, 1999, the Registrant has incurred environmental assessment and remediation costs of $3.6 million and has accrued an estimated $5.0 million in future costs and has amortized $850,000 of these costs.

  Management has begun discussions with other parties who may assist the Registrant in paying the costs associated with the remediation of the above sites. Management believes that its program for managing environmental issues, combined with rate recovery and financial contributions from others, will likely avoid any material adverse effect on its results of operations or its financial condition as a result of the ultimate resolution of the above sites.

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

RESULTS OF OPERATIONS

  The Registrant's operating revenues, operating margin and net income (loss) applicable to common stock for the three, nine and twelve months ended June 30, 1999 and for comparable periods ended June 30, 1998 are as follows:

(thousands)

                         Three Months        Nine Months        Twelve Months
                        Ended June 30       Ended June 30       Ended June 30
                        1999      1998      1999      1998      1999      1998
                        ----      ----      ----      ----      ----      ----
Operating revenues    $29,538   $31,155   $160,079  $164,041  $180,064  $195,772
                      =======   =======   ========  ========  ========  ========

Operating margin      $18,313   $17,397   $ 84,156  $ 80,799  $ 95,735  $ 96,372
                      =======   =======   ========  ========  ========  ========
Net income (loss)
  applicable to
  common stock        $  (197)  $(1,106)  $ 13,877  $ 12,887  $  9,262  $  9,779
                      =======   =======   ========  ========  ========  ========

Operating Margin
----------------

  During the latest quarter, operating margin increased approximately $900,000 or 5.3 percent compared to the same quarter last year.

  The Registrant experienced weather for the current quarter that was 5.1 percent warmer than the same quarter last year. The warmer temperatures resulted in decreased margin of approximately $500,000 compared to the same quarter last year. Offsetting the warmer than normal weather, the Registrant was permitted to recover $2.45 million in 1998 revenue losses attributable to exogenous changes, reduced by approximately $1.4 million of revenues deferred under the provision of the earnings cap in the Energize RI program, which has resulted in approximately $1.0 million of additional margin in the current quarter. Also, the Registrant recognized $200,000 of additional margin as a result of actual rate reductions of pipeline fixed costs as provided for in the pipeline cost tracker feature of the Duke Energy Trading and Marketing, L.L.C. contract.

  During the current nine-month period, weather was 1.4 percent warmer when compared to the same nine-month period last year. Due to the warmer weather, the Registrant's margin decreased approximately $400,000. In comparison to the prior year period, margin increased as a result of a one-time write-off of $1.5 million in fiscal year 1998 of previously deferred gas costs in connection with Energize RI. Offsetting the warmer weather for the current nine-month period, was the $2.45 million of 1998 exogenous changes recovery, which was negotiated with the Rhode Island Division of Public Utilities and Carriers, reduced by $1.45 million of deferred revenue, in order to arrive at a net increase in margin of $1.0 million. Lastly, the Registrant's customer growth has resulted in approximately $600,000 of additional margin.

  The Registrant experienced weather that was 1.8 percent warmer for the twelve months ended June 30, 1999 as compared to the same period last year. The warmer temperatures decreased margin by $1.3 million compared to the prior year. Offsetting the warmer than normal weather was approximately $1.0 million of margin recognized under Energize RI as a net result of recording 1998 exogenous changes awarded of $2.45 million, reduced by $1.45 million of deferred revenue. Also offsetting the warmer weather was $600,000 of increased margin due to customer growth.

  Additionally, the last three months of fiscal year 1997 included the impact on margin resulting from the use of seasonal gas cost factors. As a result of no longer using these seasonal gas cost factors since October 1, 1997, margin decreased approximately $1.4 million in total for the twelve-month period.

Operating and Maintenance Expenses
----------------------------------

  Overall operating and maintenance expenses decreased approximately $800,000 or
7.4 percent versus the comparable three-month period ended June 30 last year. The primary contribution to the decrease was the current one-time reimbursement of previously incurred and anticipated expenses under a newly-approved contract with Algonquin LNG, Inc.

  Operating and maintenance expenses have increased approximately $300,000 or
1.0 percent for the nine-month period ended June 30, 1999 as compared to the same period last year. During the nine months ended June 30, 1999, the decrease noted above has been more than offset by increases due to recruiting qualified employees in a tight labor market and consulting and other costs related to technology initiatives.

  During the twelve-month period ended June 30, 1999, as compared to the twelve-month period ended June 30, 1998, operating and maintenance expenses decreased approximately $700,000 or 1.6 percent. Expenses impacting the nine-month period were also responsible for the twelve-month increase.

Depreciation and Amortization Expense
-------------------------------------

  Depreciation and amortization expense increased approximately $600,000 or
17.8 percent for the three months ended June 30, 1999, approximately $1.9 million or 18.5 percent for the nine months ended June 30, 1999 and approximately $1.9 million or 14.4 percent for the twelve months ended June 30, 1999, versus the same periods last year. These increases are the result of increased capital spending; technology projects; Year 2000 costs, which were capitalized under the RIPUC order in accordance with the provisions of Energize RI; and the amortization of environmental costs.

Taxes
-----

  Taxes increased approximately $500,000 or 20.9 percent for the three months ended June 30, 1999 and $600,000 or 3.2 percent for the nine months ended June 30, 1999. For the twelve months ended June 30, 1999, taxes decreased approximately $700,000 or 3.7 percent. The changes are primarily due to fluctuations in Federal income and state gross earnings taxes as a result of varying levels of pretax income and operating revenues. Additionally, local property taxes have increased as a result of capital spending.

Interest Expense
----------------

  Interest expense decreased approximately $100,000 or 5.7 percent for the three months ended June 30, 1999, $200,000 or 3.1 percent for the nine months ended June 30, 1999, and approximately $200,000 or 2.7 percent during the twelve months ended June 30, 1999, versus the same periods last year. Long-term interest expense decreased, as a result of the

Registrant's Series S First Mortgage Bond issuance in April 1998, which refinanced higher cost long-term debt, but this decrease was more than offset by the Series T First Mortgage Bond issuance in February 1999, which refinanced short-term borrowings to maintain an appropriate capitalization ratio.

Future Outlook
--------------

  Under Energize RI, the Registrant may earn up to 10.9 percent annually on its average common equity which is capped at $81.0 million, $86.2 million, and $92.0 million in fiscal 1998, 1999 and 2000, respectively. In addition, the Registrant may not earn less than a seven percent return on average common equity. In the event that the Registrant earns in excess of 10.9 percent or less than seven percent, the Registrant will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner to be determined by all parties to the Plan and approved by the Rhode Island Public Utilities Commission (RIPUC).

  As part of Energize RI, the Registrant is permitted to file annually with the Rhode Island Division of Public Utilities and Carriers (Division) for the recovery of exogenous changes (Changes) which may occur during the three-year term of the Plan. Changes are defined as "...significant increases or decreases in the Registrant's costs or revenues which are beyond the Registrant's reasonable control." Any disputes between the Registrant and the Division regarding either the nature or quantification of the Changes are to be resolved by the RIPUC. The impact of any Changes will be debited or credited to a regulatory asset or liability account throughout the term of Energize RI and will be recovered or refunded at the expiration of the Plan through a method to be determined.

  In fiscal 1998, the Registrant did not earn its allowed rate of return primarily as a result of the extremely warm winter weather and the loss of non-firm margin. The Registrant believed the causes of these two events were beyond its reasonable control and thus considered them as Changes. In March 1999, the Registrant reached an agreement with the Division which allowed it to recover $2.45 million in revenue losses attributable to Changes experienced by the Registrant in fiscal 1998. The RIPUC has reviewed the Changes agreement to ensure consistency with the terms of Energize RI and affirmed the agreement at its May 28, 1999 open meeting.

  During the third quarter of fiscal 1999, the Registrant recognized into revenue $2.45 million for the Changes recovery, and deferred approximately
$1.45 million of revenue under the provisions of the earnings cap of Energize RI. As of June 30, 1999, the deferred revenue account, substantially relating to the earnings cap, had a balance of approximately $1.3 million.

  At the conclusion of the latest transportation service enrollment period on March 1, 1999, an additional 210 customers had signed up for Business Choice. The program now has approximately 1,700 firm transportation customers with annual deliveries of almost 6 billion cubic feet per year which is approximately 25 percent of the Registrant's total annual firm deliveries. There are 14 marketers serving the Registrant's customers and transporting on the system.

  On April 1, 1999, the Registrant filed with the RIPUC a proposal for enhancements to the Business Choice program. The proposed changes do not generate additional revenue for the Registrant but rather affect the terms and conditions under which transportation service is offered.

  During April and May 1999, the Algonquin LNG tank in Providence was completely emptied in order to allow access for internal inspection and, if necessary, repair. As a result, 335,000 million cubic feet of LNG was vaporized from the tank into the Registrant's distribution system. Since the vaporized gas had a heat energy content approximately 30 percent higher than the pipeline supplies normally used, the Registrant's customers' metered volumes were lower because a smaller volume of gas produced the same energy requirement.

  The Registrant anticipates receiving a capital contribution of approximately $4.6 million which will be received from the parent by the end of the fourth quarter, in order to fund working capital requirements.


LIQUIDITY AND CAPITAL RESOURCES

    During the current year, the Registrant's cash flow from operating activities decreased approximately $14.3 million for the nine months ended
June 30, 1999 compared to the same period last year. On a comparative basis, the current year cash flow decreased as a result of the prior year reflecting receipt of funds in the first quarter of fiscal 1998 from the sale of the Registrant's working gas in storage to Duke Energy Trading and Marketing, L.L.C. This decrease in operating cash flow was offset by a temporary increase in accounts payable this year related to the timing of such gas supply payments.

  Capital expenditures for the nine months ended June 30, 1999 of $24.3 million reflected an increase of $6.2 million or 34.2 percent when compared to $18.1 million for the same period last year. This spending increase was due primarily to the Registrant's technology expenditures related to Year 2000 and system enhancements. Capital expenditures for the remainder of fiscal year 1999 and fiscal year 2000 are expected to total approximately $39.8 million.

  During the current nine months, the Registrant's cash used for financing activities decreased $13.8 million. The Registrant issued $15 million in Series T First Mortgage Bonds on February 8, 1999. The proceeds were used to reduce borrowings under its lines of credit as well as for general corporate purposes. The Series T bonds are for a 30 year term at an interest rate of 6.5 percent. The Registrant estimates savings of approximately $1.8 million over the life of the new debt. The Registrant has received an order from the Division which permits the amortization of the Series M bond repurchase premium over the life of the Series T bonds.


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

Readiness

  The Registrant recognizes that the products and services that the Registrant provides to its customers are essential, and senior management has made Year 2000 readiness a top priority. The Registrant's Year 2000 Project Office has been working with two international consulting firms to ensure the continuity of mission critical business systems and processes before and beyond the Year 2000. The Registrant has organized the Project around the following four major areas:

1.  Information Technology (IT) Systems

  The Registrant continues to implement its technology plan, which includes the migration from a mainframe centric to a client server centric environment.
The migration includes the replacement of the Customer Information System (CIS) which supports the business functions of customer inquiry, service orders and billing. Migration also includes the replacement of business applications such as financial, human resources, and procurement with an Enterprise Resource Planning (ERP) system. These new business applications have been represented to be Year 2000 ready by their respective vendors. Validation testing of these systems for Year 2000 readiness has been completed. Both the CIS and ERP systems have been successfully placed into operation. The Human Resources (HR) module of the ERP system has not been put into operation. Although the project is progressing well, full implementation of the HR module is expected on or about October 1, 1999.

  The Registrant completed an inventory and assessment of its existing IT systems and IT infrastructure in March 1999. The Registrant has completed the implementation phase to achieve Year 2000 readiness. The Registrant has created a Year 2000 test lab to test many of its IT systems. All mission critical and important systems are remediated and tested for Year 2000 readiness, except for two systems associated with metering and billing for certain commercial transportation customers. One vendor has indicated that the Y2K-ready release of the computer applications will not be available until September 1999. The vendor for the other computer application has delivered Y2K-ready code as of the date of this report and the application is currently undergoing validation testing.

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

  The Registrant has successfully completed the assessment, remediation and testing of all mission critical embedded systems including the Registrant's Supervisory Control and Data Acquisition gas distribution system.

3.  Upstream/Downstream

  The Registrant has contacted all of its major suppliers and none of them have indicated concern for potential business disruption.

  The Registrant's major suppliers critical to the delivery of natural gas to its system, including interstate pipelines, Duke Energy Trading and Marketing, New England Electric System and Bell Atlantic, have indicated that they are following a comprehensive program on a timely schedule designed to achieve Year 2000 readiness. While the Registrant cannot guarantee Y2K readiness of these and other suppliers, the information received from them indicates that they expect to fulfill their obligations to the Registrant on and after January 1, 2000. The Registrant will continue to monitor the status of all critical suppliers throughout 1999. Any risk areas that surface as a result of these assessments will be addressed in contingency planning.

  The Registrant is actively participating with the Rhode Island Y2K Association which acts as a communication forum for key customers as well as the other essential suppliers of services such as telecommunications, water and electric. The Registrant is also communicating its Year 2000 readiness to customers in bill stuffers, on its website and in state-sponsored "town meetings" throughout its service territory. On February 17, 1999 the Registrant provided testimony to the RIPUC regarding the Registrant's Year 2000 readiness.

4.  Contingency Planning

  The Registrant has contingency plans in place for response to certain emergency operational situations. In addition, the Registrant has completed over fifty workshops to develop actionable contingency plans which will specifically address risks to the top seventy-two business processes related to the Year 2000 computer problem. Such contingency plans may include using manual procedures and arranging for alternative suppliers. The Registrant has developed Year 2000 contingency plans for 96 percent of its critical business processes. The remaining plans will be completed in the fourth quarter and there will be continued refinement to the plans throughout 1999.

Year 2000 Costs

  The Registrant expects to capitalize Year 2000 expenses and will amortize these costs over a five-year amortization period consistent with the regulatory treatment approved by the RIPUC under the Energize RI program. Additionally, it is the Registrant's practice to communicate with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for Year 2000 costs.

  As of June 30, 1999, the Registrant had deferred Year 2000 costs of approximately $5.0 million. Costs for these activities, together with previously deferred Year 2000 costs, are expected to range from $5.0 million to $6.0 million. These estimated costs include external contractors and service providers and the balance of the unrecovered legacy CIS system that was replaced, as well as the purchase of computer hardware and software. These estimates do not include Year 2000 costs for implementing the new CIS and ERP systems pursuant to the Registrant's ongoing technology plan.

  Additionally, the Registrant does not separately track the internal costs incurred for the Year 2000 project. Such costs are principally the related payroll costs for the information systems group.

  These cost estimates and the dates on which the Registrant plans to complete contingency planning are based on management's current best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of technological and certain other resources, the accuracy of third party assurances and other factors. There can be no guarantee that these estimates will be achieved, and actual results may differ from those discussed above.

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

         PROVIDENCE GAS COMPANY
         ----------------------


PART II.  OTHER INFORMATION
-------   -----------------

Item 6 (a).  Exhibits
---------------------

     10a. Employment agreement dated October 1, 1998 between Peter J. Gill, Vice President of Information Technology and the Registrant.

Item 6 (b).  Reports on Form 8-K
--------------------------------

  On June 9, 1999, the Registrant filed a report on Form 8-K regarding an agreement for recovery of exogenous changes which allowed the Registrant to recover $2.45 million.

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

                            The Providence Gas Company
                            (Registrant)



                            BY: /s/ KENNETH W. HOGAN
                                ----------------------------
                                KENNETH W. HOGAN
                                Vice President, Chief Financial
                                Officer and Treasurer


Date: August 12, 1999
      ---------------