Form 10-Q/A
period 1998-12-31
PROVIDENCE GAS CO
filed 1999-12-21
CIK 80812

                          THE PROVIDENCE GAS COMPANY

                                  FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


          (Mark One)

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For quarterly period ended             December 31, 1998
                                     -----------------------------------------

                                      OR

          [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to _________________

          Commission file number                     0-1160
                                 ---------------------------------------------

                              THE PROVIDENCE GAS COMPANY
          --------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

                        Rhode Island                       05-0203650
          --------------------------------------------------------------------
                (State or other jurisdiction of          (I.R.S. Employer
                incorporation or organization)           Identification No.)

               100 Weybosset Street, Providence, Rhode Island    02903
          --------------------------------------------------------------------
                         (Address of principal executive offices)
                                        (Zip Code)

                                        401-272-5040
          --------------------------------------------------------------------
                Registrant's telephone number, including area code

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
          -------------------


          This amendment to the quarterly report of Providence Gas Company on Form 10-Q for the quarter ended December 31, 1998 is made in order reflect the appropriate average revenue rate for unbilled volumes at the end of the period. Restatements in Part I for Item 1 and Item 2 were required.

                          THE PROVIDENCE GAS COMPANY

                                  FORM 10-Q/A

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

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                I-10

     PART II:  OTHER INFORMATION

     Item 6    Exhibits and Reports on Form 8-K                             II-1

               Signature                                                    II-2

PART I.  FINANCIAL INFORMATION
-------  ---------------------
ITEM I.  FINANCIAL STATEMENTS
-----------------------------


                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                       FOR THE PERIODS ENDED DECEMBER 31
                       ---------------------------------
                                (Unaudited)
                                -----------

                                       THREE MONTHS         TWELVE MONTHS
                                   --------------------  --------------------
                                     1998       1997       1998      1997
                                   --------------------  --------------------
                                     (thousands, except per share amounts)
Operating revenues                 $ 53,301   $ 59,200   $178,127    $208,200
Cost of gas sold                     25,628     32,333     84,943     114,017
                                   --------   --------   --------    --------

 Operating margin                    27,673     26,867     93,184      94,183
                                   --------   --------   --------    --------

Operating expenses:
 Operation and maintenance           11,612     11,318     46,107      47,449
 Depreciation and amortization        4,094      3,454     14,123      12,840
 Taxes:
  State gross earnings                1,599      1,756      5,206       6,009
  Local property and other            1,890      1,879      7,740       7,623
  Federal income                      2,306      2,246      4,402       4,433
                                   --------   --------   --------    --------

Total operating expenses             21,501     20,653     77,578      78,354
                                   --------   --------   --------    --------

Operating income                      6,172      6,214     15,606      15,829

Other, net                              167        157        594         456
                                   --------   --------   --------    --------

Income before interest expense        6,339      6,371     16,200      16,285
                                   --------   --------   --------    --------

Interest expense:
 Long-term debt                       1,546      1,490      6,418       6,012
 Other                                  301        526      1,140       1,786
 Interest capitalized                   (76)       (82)      (248)       (263)
                                   --------   --------   --------    --------
                                      1,771      1,934      7,310       7,535
                                   --------   --------   --------    --------

Net income                            4,568      4,437      8,890       8,750

Dividends on preferred stock           (104)      (139)      (452)       (591)
                                   --------   --------   --------    --------

Net income applicable to
common stock                       $  4,464   $  4,298   $  8,438    $  8,159
                                   ========   ========   ========    ========
Net income per
common share - basic               $   3.59   $   3.46   $   6.79    $   6.56
                                   ========   ========   ========    ========
Net income per
common share - diluted             $   3.59   $   3.46   $   6.79    $   6.56
                                   ========   ========   ========    ========
Weighted average number of
shares outstanding:
 Basic                              1,243.6    1,243.6    1,243.6     1,243.6
                                   ========   ========   ========    ========
 Diluted                            1,243.6    1,243.6    1,243.6     1,243.6
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

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (thousands)

                                                     (Unaudited)
                                                     -----------
                                              December 31,  December 31,  September 30,
                                                 1998          1997           1998
                                             -------------------------------------------
ASSETS
------
Gas plant, at original cost                      $321,119    $295,994     $313,549
 Less - Accumulated depreciation and
  plant acquisition adjustments                   121,969     111,631      119,916
                                                 --------    --------     --------
                                                  199,150     184,363      193,633
                                                 --------    --------     --------
Current assets:
 Cash and temporary cash investments                  887       3,674          798
 Accounts receivable, less allowance of
  $2,404 at 12/31/98, $1,924 at 12/31/97
  and $2,137 at 9/30/98                            21,507      38,549        9,938
 Unbilled revenues                                 11,073      10,809        1,610
 Inventories, at average cost -
  Liquefied natural gas, propane and
   underground storage                                 11           -           11
  Materials and supplies                              951       1,077        1,166
 Prepaid and refundable taxes                       2,276       1,962        4,417
 Prepayments                                        1,610         604        1,663
                                                 --------    --------     --------
                                                   38,315      56,675       19,603
                                                 --------    --------     --------
Deferred charges and other assets                  15,517      12,484       15,378
                                                 --------    --------     --------

  Total assets                                   $252,982    $253,522     $228,614
                                                 ========    ========     ========
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization (see accompanying
 statement)                                      $165,834    $158,090     $ 164,462
                                                 --------    --------     ---------
Current liabilities:
 Notes payable                                     14,300      32,310         9,720
 Current portion of long-term debt                  3,155       3,654         3,050
 Accounts payable                                  22,358      12,546         7,332
 Accrued taxes                                      3,891       4,889         2,537
 Accrued vacation                                   1,594       1,545         1,597
 Customer deposits                                  2,977       3,406         2,998
 Other                                              4,193       4,273         4,769
                                                 --------    --------     ---------
                                                   52,468      62,623        32,003
                                                 --------    --------     ---------
Deferred credits and reserves:
 Accumulated deferred Federal income
  taxes                                            21,876      20,823        21,351
 Unamortized investment tax credits                 2,158       2,315         2,197
 Other                                             10,646       9,671         8,601
                                                 --------    --------     ---------
                                                   34,680      32,809        32,149
                                                 --------    --------     ---------
Commitments and contingencies

Total capitalization and liabilities             $252,982    $253,522     $ 228,614
                                                 ========    ========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                    FOR THE THREE MONTHS ENDED DECEMBER 31
                    --------------------------------------
                                  (Unaudited)
                                  -----------

                                                             1998     1997
                                                        ------------------
                                                             (thousands)
Cash provided by (used for)-
Operating Activities:
  Net income                                            $  4,568   $ 4,437
  Items not requiring cash:
    Depreciation and amortization                          4,001     3,486
    Change as a result of regulatory actions                   -     1,500
    Deferred Federal income taxes                            525       225
    Amortization of investment tax credits                   (39)      (39)
    Changes in assets and liabilities
     which provided (used) cash:
      Accounts receivable                                (11,569)   (7,428)
      Unbilled revenues                                   (9,463)   (8,151)
      Deferred gas costs                                       -       151
      Inventories                                            215        89
      Prepaid and refundable taxes                         2,141     1,331
      Prepayments                                             53       362
      Accounts payable                                    14,326     1,932
      Accrued taxes                                        1,354     2,360
      Accrued vacation, customer deposits
       and other                                            (600)     (503)
      Deferred charges and other                             844       230
                                                        --------   -------
  Net cash provided by (used for)
    operating activities                                   6,356       (18)
                                                        --------   -------

Investing Activities:
  Expenditures for property, plant and
    equipment, net                                        (7,753)   (5,713)
                                                        --------   -------

Financing Activities:
  Payments on long-term debt                              (1,796)   (1,940)
  Increase in notes payable                                4,580    11,900
  Cash dividends on preferred stock                         (104)     (139)
  Cash dividends on common stock                          (1,194)   (1,194)
                                                        --------   -------
  Net cash provided by financing activities                1,486     8,627
                                                        --------   -------

Increase in cash and temporary cash investments               89     2,896
Cash and temporary cash investments at
  beginning of period                                        798       778
                                                        --------   -------
Cash and temporary cash investments at
  end of period                                         $    887   $ 3,674
                                                        ========   =======

Supplemental disclosures of cash flow information:
 Cash paid during the period-
   Interest (net of amount capitalized)                 $  1,964   $ 1,710
   Income taxes (net of refunds)                        $      4   $     -
 Schedule of non-cash investing activities:
   Capital lease obligations for equipment              $    115   $     -

The accompanying notes are an integral part of these consolidated financial statements.

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (thousands)

                                                  (Unaudited)
                                                  -----------
                                           December 31,  December 31,  September 30,
                                              1998          1997           1998
                                           ------------------------------------------
Common stockholder's investment:
Common stock, $1 par
    Authorized - 2,500 shares
    Outstanding - 1,244 as of 12/31/98,
                  12/31/97 and 9/30/98       $  1,244      $  1,244       $  1,244
  Amount paid in excess of par                 37,478        37,546         37,590
  Retained earnings                            46,077        42,415         42,807
                                             --------      --------       --------
Total common equity                            84,799        81,205         81,641
                                             --------      --------       --------

Cumulative preferred stock:
  Redeemable 8.70% Series, $100 par
  Authorized - 80 shares
  Outstanding - 48 shares as of
    12/31/98 and 9/30/98, and                   4,800         6,400          4,800
                                             --------      --------       --------
    64 shares as of 12/31/97

Long-term debt:
  First Mortgage Bonds                         75,728        69,600         77,328
  Other long-term debt                          2,479         2,988          2,573
  Capital leases                                1,183         1,551          1,170
                                             --------      --------       --------

Total long-term debt                           79,390        74,139         81,071

Less current portion                            3,155         3,654          3,050
                                             --------      --------       --------

Long-term debt, net                            76,235        70,485         78,021
                                             --------      --------       --------

Total capitalization                         $165,834      $158,090       $164,462
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

Gas Supply
----------

     As part of the Price Stabilization Plan Settlement Agreement described above in "Rates and Regulations", the Registrant entered into a full
          ---------------------
requirements gas supply contract with Duke Energy Trading and Marketing, L.L.C.
(DETM) for a term of three years. Under the contract, DETM guarantees to meet the Registrant's supply requirements; however, the Registrant must purchase all of its gas supply exclusively from DETM. In addition the Registrant transferred responsibility for its pipeline capacity resources, storage contracts, and Liquefied Natural Gas (LNG) capacity to DETM. As a result, the Registrant's gas inventories of approximately $18 million at September 30, 1997 were sold at book value to DETM on October 1, 1997.

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

     RESULTS OF OPERATIONS

          For the current quarter and twelve month period, the Registrant's operating revenues, operating margin and net income applicable to common stock have decreased over the comparable period presented, as shown in the table below:

(000's)
                          Three Months                            Twelve Months
                        Ended December 31                       Ended December 31
                                                      Percent                   Percent
                          1998       1997     Change  Change     1998       1997     Change   Change
                          ----       ----     ------  -------    ----       ----     ------   ------
Operating
revenues                $53,301    $59,200   $(5,899)  (10.0)  $178,127   $208,200  $(30,073)  (14.4)
                        =======    =======   =======   =====   ========   ========  ========   =====

Operating margin        $27,673    $26,867   $   806     3.0   $ 93,184   $ 94,183  $   (999)   (1.1)
                        =======    =======   =======   =====   ========   ========  ========   =====
Net income
applicable to
common stock            $ 4,464    $ 4,298   $   166     3.9   $  8,438   $  8,159   $   279     3.4
                        =======    =======   =======   =====   ========   ========   =======   =====

Operating Margin
----------------

     Operating margin increased approximately $.8 million or 3.0 percent compared to the same quarter last year and decreased approximately $1.0 million or 1.1 percent for the twelve months ended December 31, 1998 versus the same period last year.

     During the latest quarter, the Registrant experienced weather that was 14 percent warmer than the same quarter last year. This warmer weather resulted in decreased margin of approximately $2.5 million. This decrease was more than offset by the write-off of $1.5 million of previously deferred gas costs in the first quarter of fiscal 1998 in connection with Energize RI.

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

Taxes
-----

     Taxes for the current quarter versus last year decreased approximately $.1 million or 1.5 percent and decreased approximately $.7 million or 4.0 percent for the current twelve-month period versus last year. The decrease in taxes, mainly State gross earnings and Federal income, was the result of lower operating revenues and lower pretax earnings.

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

     The Registrant has contacted its major suppliers critical to the delivery of natural gas to its system, including interstate pipelines, DETM, New England Electric System and Bell Atlantic. All suppliers have indicated that they are following a comprehensive program on a timely schedule designed to (1) inventory and identify equipment and systems that are date sensitive; (2) assess, test, remediate, and/or replace such equipment and/or systems; (3) maintain continuity of service through preparation and implementation of an appropriate contingency plan; and (4) assess the Y2K program and compatibility of important upstream suppliers. While the Registrant cannot guarantee Y2K readiness of these and other suppliers, information received from them indicates that they expect to fulfill their obligations to the Registrant on and after January 1, 2000. The Registrant's plan to address the assessment of third parties provides for contacting all other critical suppliers by March 31, 1999. The assessment of all other suppliers will continue throughout 1999. Any risk areas that surface as a result of these assessments will be addressed in contingency planning.

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

     THE PROVIDENCE GAS COMPANY
     --------------------------

     PART II.  OTHER INFORMATION
     ---------------------------

     Item 6 (a).  Exhibits
     -----------  --------

     10a. Liquefied Natural Gas Service Precedent Agreement dated December 11, 1998 between Algonquin LNG, Inc. and the Registrant.


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

                              The Providence Gas Company
                              (Registrant)


                              BY:/s/ KENNETH W. HOGAN
                                 --------------------
                                     KENNETH W. HOGAN
                                 Vice President, Chief Financial
                                 Officer, and Treasurer

     Date:  December 17, 1999
          -------------------