Form 10-Q/A
period 1999-03-31
PROVIDENCE GAS CO
filed 1999-12-21
CIK 80812

                          THE PROVIDENCE GAS COMPANY

                                  FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

(Mark One)

{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For quarterly period ended                     March 31, 1999
                           -----------------------------------------------------

                                      OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number                          0-1160
                       ---------------------------------------------------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Common Stock, $1.00 par value; 1,243,598 shares outstanding at May 13, 1999.
---------------------------------------------------------------------------

This amendment to the quarterly report of Providence Gas Company on Form 10-Q for the quarter ended March 31, 1999 is made in order reflect the appropriate average revenue rate for unbilled volumes at the end of the period. Restatements in Part I for Item 1 and Item 2 were required.

                          THE PROVIDENCE GAS COMPANY
                                  FORM 10-Q/A
                                MARCH 31, 1999

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

PART II:     OTHER INFORMATION

Item 5       Other Information                                      II-1

Item 6       Exhibits and Reports on Form 8-K                       II-1

             Signature                                              II-2

PART I.  FINANCIAL INFORMATION
-------  ---------------------
ITEM I.  FINANCIAL STATEMENTS
-------  --------------------

                                                    THE PROVIDENCE GAS COMPANY
                                                    --------------------------
                                                CONSOLIDATED STATEMENTS OF INCOME
                                                ---------------------------------
                                                FOR THE PERIODS ENDED MARCH 31
                                                ------------------------------
                                                           (Unaudited)
                                                           -----------

                                                THREE MONTHS          SIX MONTHS
                                            -------------------   -------------------
                                              1999         1998     1999         1998
                                            -------------------   -------------------
                                              (thousands, except per share amounts)
Operating revenues                          $ 77,908   $ 73,686   $131,209   $132,886
Cost of gas sold                              39,070     37,151     64,698     69,484
                                            --------   --------   --------   --------

  Operating margin                            38,838     36,535     66,511     63,402
                                            --------   --------   --------   --------

Operating expenses:
  Operation and maintenance                   13,053     12,201     24,665     23,519
  Depreciation and amortization                4,121      3,457      8,215      6,911
  Taxes:
    State gross earnings                       2,328      2,189      3,927      3,945
    Local property and other                   2,218      2,095      4,108      3,974
    Federal income                             5,177      5,029      7,483      7,275
                                            --------   --------   --------   --------

Total operating expenses                      26,897     24,971     48,398     45,624
                                            --------   --------   --------   --------

Operating income                              11,941     11,564     18,113     17,778

Other, net                                       170        147        337        304
                                            --------   --------   --------   --------

Income before interest expense                12,111     11,711     18,450     18,082
                                            --------   --------   --------   --------

Interest expense:
  Long-term debt                               1,687      1,482      3,233      2,972
  Other                                          375        467        676        993
  Interest capitalized                           (93)       (72)      (169)      (154)
                                            --------   --------   --------   --------
                                               1,969      1,877      3,740      3,811
                                            --------   --------   --------   --------

Net income                                    10,142      9,834     14,710     14,271

Dividends on preferred stock                    (105)      (139)      (209)      (278)
                                            --------   --------   --------   --------

Net income applicable to
common stock                                $ 10,037   $  9,695   $ 14,501   $ 13,993
                                            ========   ========   ========   ========
Net income per
common share - basic                        $   8.07   $   7.79   $  11.66   $  11.25
                                            ========   ========   ========   ========
Net income per
common share - diluted                      $   8.07   $   7.79   $  11.66   $  11.25
                                            ========   ========   ========   ========
Weighted average number of
shares outstanding:
  Basic                                      1,243.6    1,243.6    1,243.6    1,243.6
                                            ========   ========   ========   ========
  Diluted                                    1,243.6    1,243.6    1,243.6    1,243.6
                                            ========   ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

PART I.  FINANCIAL INFORMATION
-------  ---------------------
ITEM I.  FINANCIAL STATEMENTS
-------  --------------------

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
                                                             -----------

                                                             TWELVE MONTHS
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
                                                  (thousands, except per share amounts)
                Operating revenues                        $182,349   $205,296
                Cost of gas sold                            86,862    106,552
                                                          --------   --------

                  Operating margin                          95,487     98,744
                                                          --------   --------

                Operating expenses:
                  Operation and maintenance                 46,959     47,178
                  Depreciation and amortization             14,787     13,151
                  Taxes:
                    State gross earnings                     5,345      5,897
                    Local property and other                 7,863      7,692
                    Federal income                           4,550      6,001
                                                          --------   --------

                Total operating expenses                    79,504     79,919
                                                          --------   --------

                Operating income                            15,983     18,825

                Other, net                                     617        424
                                                          --------   --------

                Income before interest expense              16,600     19,249
                                                          --------   --------

                Interest expense:
                  Long-term debt                             6,623      5,982
                  Other                                      1,048      1,776
                  Interest capitalized                        (269)      (279)
                                                          --------   --------
                                                             7,402      7,479
                                                          --------   --------

                Net income                                   9,198     11,770

                Dividends on preferred stock                  (418)      (556)
                                                          --------   --------

                Net income applicable to
                common stock                              $  8,780   $ 11,214
                                                          ========   ========
                Net income per
                common share - basic                      $   7.06   $   9.01
                                                          ========   ========
                Net income per
                common share - diluted                    $   7.06   $   9.01
                                                          ========   ========
                Weighted average number of
                shares outstanding:
                  Basic                                    1,243.6    1,243.6
                                                          ========   ========
                  Diluted                                  1,243.6    1,243.6
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

                                    I-1(a)

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (thousands)

                                                 (Unaudited)
                                                 -----------

                                           March 31,  March 31,  September 30,
                                              1999       1998           1998
                                           -----------------------------------
ASSETS
------
Gas plant, at original cost                 $328,914    $300,644   $   313,549
  Less - Accumulated depreciation and
    plant acquisition adjustments            125,496     114,632       119,916
                                            --------    --------   -----------
                                             203,418     186,012       193,633
                                            --------    --------   -----------
Current assets:
  Cash and temporary cash investments          3,109         727           798
  Accounts receivable, less allowance of
    $4,114 at 3/31/99, $2,845 at 3/31/98
    and $2,137 at 9/30/98                     36,672      36,118         9,938
  Unbilled revenues                            7,736       6,182         1,610
  Inventories, at average cost -
    Liquefied natural gas, propane and
     underground storage                          11           8            11
    Materials and supplies                     1,115         959         1,166
  Prepaid and refundable taxes                 1,284       2,145         4,417
  Prepayments                                  1,248         678         1,663
                                            --------    --------   -----------
                                              51,175      46,817        19,603
                                            --------    --------   -----------
Deferred charges and other assets             17,061      12,262        15,378
                                            --------    --------   -----------

    Total assets                            $271,654    $245,091   $   228,614
                                            ========    ========   ===========
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization (see accompanying
  statement)                                $187,854    $164,730   $   164,462
                                            --------    --------   -----------
Current liabilities:
  Notes payable                                    -      15,600         9,720
  Current portion of long-term debt            3,131       3,650         3,050
  Accounts payable                            27,735      11,083         7,332
  Accrued taxes                                8,187       8,102         2,537
  Accrued vacation                             1,898       1,801         1,597
  Customer deposits                            2,962       3,230         2,998
  Accrued environmental expense                3,400           -             -
  Accrued interest                             1,557       1,104         1,457
  Accrued workers compensation                   596         487           530
  Accrued compensation                         1,479         935         1,225
  Other                                        2,131       2,078         2,247
                                            --------    --------   -----------
                                              53,076      48,070        32,693
                                            --------    --------   -----------
Deferred credits and reserves:
  Accumulated deferred Federal income
    taxes                                     22,401      21,048        21,351
  Unamortized investment tax credits           2,118       2,275         2,197
  Accrued environmental expense                    -       1,750         1,750
  Other                                        6,205       7,218         6,161
                                            --------    --------   -----------
                                              30,724      32,291        31,459
                                            --------    --------   -----------
Commitments and contingencies

Total capitalization and liabilities        $271,654    $245,091   $   228,614
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
                       ---------------------------------
                                  (Unaudited)
                                  -----------

                                                        1999       1998
                                                      -------------------
                                                          (thousands)
Cash provided by (used for)-
Operating Activities:
  Net income                                          $ 14,710   $ 14,271
  Items not requiring cash:
    Depreciation and amortization                        8,215      6,911
    Change as a result of regulatory actions                 -      1,500
    Deferred Federal income taxes                        1,050        450
    Amortization of investment tax credits                 (79)       (79)
    Changes in assets and liabilities
     which provided (used) cash:
      Accounts receivable                              (26,734)    (5,082)
      Unbilled revenues                                 (6,126)    (3,524)
      Deferred gas costs                                     -         (2)
      Inventories                                           51        199
      Prepaid and refundable taxes                       3,133      1,148
      Prepayments                                          415        290
      Accounts payable                                  20,403        469
      Accrued taxes                                      5,532      5,573
      Accrued Interest                                     100        (89)
      Accrued compensation                                 254       (836)
      Accrued vacation, Accrued workers
      compensation, customer deposits
       and other                                           215        145
      Deferred charges and other                        (1,864)       601
                                                      --------   --------
  Net cash provided by
    operating activities                                19,275     21,945
                                                      --------   --------

Investing Activities:
  Expenditures for property, plant and
    equipment, net                                     (15,956)   (10,766)
                                                      --------   --------

Financing Activities:
  Issuance of mortgage bonds                            15,000          -
  Payments on long-term debt                            (2,092)    (2,153)
  Decrease in notes payable                             (9,720)    (4,810)
  Redemption of preferred stock                         (1,600)    (1,600)
  Cash dividends on common shares                       (2,387)    (2,389)
  Cash dividends on preferred shares                      (209)      (278)
                                                      --------   --------
  Net cash used for financing activities                (1,008)   (11,230)
                                                      --------   --------

Increase (decrease) in cash and temporary
  cash investments                                       2,311        (51)
Cash and temporary cash investments at
  beginning of period                                      798        778
                                                      --------   --------
Cash and temporary cash investments at
  end of period                                       $  3,109   $    727
                                                      ========   ========

Supplemental disclosures of cash flow information:
 Cash paid during the period:
   Interest (net of amount capitalized)               $  3,540   $  3,790
   Income taxes (net of refunds)                      $    653   $  1,536
 Schedule of non-cash investing activities:
   Capital lease obligations for equipment            $    115   $      -

The accompanying notes are an integral part of these consolidated financial statements.

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (thousands)

                                                   (Unaudited)
                                                   -----------

                                             March 31,    March 31,  September 30,
                                                1999         1998          1998
                                             -------------------------------------
Common stockholder's investment:
Common stock, $1 par
    Authorized - 2,500 shares
    Outstanding - 1,244 as of 3/31/99,
                  3/31/98 and 9/30/98        $  1,244     $  1,244       $  1,244
  Amount paid in excess of par                 37,526       37,495         37,590
  Retained earnings                            54,921       50,915         42,807
                                             --------     --------       --------
Total Common equity                            93,691       89,654         81,641
                                             --------     --------       --------

Cumulative preferred stock:
  Redeemable 8.70% Series, $100 par
  Authorized - 80 shares
  Outstanding - 32 shares as of
    3/31/99 and 48 shares as of 3/31/98         3,200        4,800          4,800
                                             --------     --------       --------
    and 9/30/98

Long-term debt:
  First Mortgage Bonds                         90,728       69,600         77,328
  Other long-term debt                          2,317        2,897          2,573
  Capital leases                                1,049        1,429          1,170
                                             --------     --------       --------

Total long-term debt                           94,094       73,926         81,071

Less current portion                            3,131        3,650          3,050
                                             --------     --------       --------

Long-term debt, net                            90,963       70,276         78,021
                                             --------     --------       --------

Total capitalization                         $187,854     $164,730       $164,462
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

4.  Gas Supply
    ----------

     As part of the Price Stabilization Plan Settlement Agreement described above in Rates and Regulations, the Registrant entered into a full requirements
         ---------------------
gas supply contract with Duke Energy Trading and Marketing, L.L.C. (DETM) for a term of three years. Under the contract, DETM guarantees to meet the Registrant's supply requirements; however, the Registrant must purchase all of its gas supply exclusively from DETM. In addition the Registrant transferred responsibility for its pipeline capacity resources, storage contracts and liquefied natural gas (LNG) capacity to DETM.

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

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

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

RESULTS OF OPERATIONS

     The Registrant's operating revenues, operating margin and net income applicable to common stock for the three, six and twelve months ended March 31, 1999 and for comparable periods ended March 31, 1998 are as follows:

(thousands)

                            Three Months       Six Months        Twelve Months
                           Ended March 31    Ended March 31      Ended March 31
                           1999     1998     1999      1998      1999     1 998
                           ----     ----     ----      ----      ----      ----
Operating revenues       $77,908  $73,686  $131,209  $132,886  $182,349  $205,296
                         =======  =======  ========  ========  ========  ========

Operating margin         $38,838  $36,535  $ 66,511  $ 63,402  $ 95,487  $ 98,744
                         =======  =======  ========  ========  ========  ========
Net income applicable
  to common stock        $10,037  $ 9,695  $ 14,501  $ 13,993  $  8,780  $ 11,214
                         =======  =======  ========  ========  ========  ========

Operating Margin
----------------

     During the latest quarter, operating margin increased $2.3 million or 6.3 percent compared to the same quarter last year.

     The Registrant experienced weather that was 10.3 percent colder than the same quarter last year. The colder temperatures resulted in increased margin of approximately $2.6 million compared to the same quarter last year. Additionally, customer growth resulted in additional margin of approximately $500,000 during the current quarter.

     During the current six month period, weather has been similar in comparison to the same six month period last year. Customer growth has resulted in approximately $600,000 in additional margin for the six-month period this year in comparison to last year. Margin also increased this year over last year as a result of a one-time write off of $1.5 million in fiscal year 1998 of previously deferred gas costs in connection with Energize RI.

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

Taxes
-----

     Taxes increased approximately $400,000 or 4.4 percent for the three months ended March 31, 1999 and $300,000 or 2.1 percent for the six months ended March 31, 1999. Taxes decreased approximately $1.8 million or 9.4 percent for the twelve months ended March 31, 1999. The changes are primarily due to fluctuations in Federal income and state gross earnings taxes as a result of varying levels of pretax income and operating revenues. Additionally, local property taxes increased as a result of capital spending.

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


Date: December 17, 1999
      -----------------