Form 10-Q/A
period 1999-06-30
PROVIDENCE GAS CO
filed 1999-12-21
CIK 80812

                          THE PROVIDENCE GAS COMPANY

                                  FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


      (Mark One)

      {X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended               June 30, 1999
                                 -----------------------------------------

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

      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Common Stock, $1.00 par value; 1,243,598 shares outstanding at August 12,
      -------------------------------------------------------------------------
      1999.
      ----


This amendment to the quarterly report of Providence Gas Company on Form 10-Q for the quarter ended June 30, 1999 is made in order reflect the appropriate average revenue rate for unbilled volumes at the end of the period. Restatements in Part I for Item 1 and Item 2 were required.

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

          Notes to Consolidated Financial Statements           I-5

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations        I-9

Item 6    Exhibits and Reports on Form 8-K                    II-1

          Signature                                           II-2

PART I.    FINANCIAL INFORMATION
-------    ---------------------
ITEM I.    FINANCIAL STATEMENTS
-------    --------------------


                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                         FOR THE PERIODS ENDED JUNE 30
                         -----------------------------
                                  (Unaudited)
                                  -----------

                                                 THREE MONTHS          NINE MONTHS
                                              -------------------   --------------------
                                                1999       1998       1999        1998
                                              --------   --------   --------    --------
                                                 (thousands, except per share amounts)
 Operating revenues                           $ 29,515   $ 31,155   $160,724    $164,041
 Cost of gas sold                               11,225     13,758     75,923      83,242
                                              --------   --------   --------    --------

    Operating margin                            18,290     17,397     84,801      80,799
                                              --------   --------   --------    --------

 Operating expenses:
    Operation and maintenance                   10,170     10,981     34,835      34,500
    Depreciation and amortization                4,063      3,449     12,278      10,360
    Taxes:
       State gross earnings                        870        922      4,797       4,867
       Local property and other                  2,125      1,992      6,233       5,966
       Federal income                             (210)      (591)     7,273       6,684
                                              --------   --------   --------    --------

 Total operating expenses                       17,018     16,753     65,416      62,377
                                              --------   --------   --------    --------

 Operating income                                1,272        644     19,385      18,422

 Other, net                                        357        219        694         523
                                              --------   --------   --------    --------

 Income before interest expense                  1,629        863     20,079      18,945
                                              --------   --------   --------    --------

 Interest expense:
    Long-term debt                               1,794      1,716      5,027       4,688
    Other                                           83        187        759       1,180
    Interest capitalized                          (120)       (39)      (289)       (193)
                                              --------   --------   --------    --------
                                                 1,757      1,864      5,497       5,675
                                              --------   --------   --------    --------

 Net income (loss)                                (128)    (1,001)    14,582      13,270

 Dividends on preferred stock                      (69)      (105)      (278)       (383)
                                              --------   --------   --------    --------

 Net income (loss) applicable to
 common stock                                 $   (197)  $ (1,106)  $ 14,304    $ 12,887
                                              ========   ========   ========    ========
 Net income (loss) per
 common share - basic                         $   (.16)  $   (.89)  $  11.50    $  10.36
                                              ========   ========   ========    ========
 Net income (loss) per
 common share - diluted                       $   (.16)  $   (.89)  $  11.50    $  10.36
                                              ========   ========   ========    ========
 Weighted average number of
 shares outstanding:
    Basic                                      1,243.6    1,243.6    1,243.6     1,243.6
                                              ========   ========   ========    ========
    Diluted                                    1,243.6    1,243.6    1,243.6     1,243.6
                                              ========   ========   ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
-------   ---------------------
ITEM I.   FINANCIAL STATEMENTS
-------   --------------------

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                         FOR THE PERIODS ENDED JUNE 30
                         -----------------------------
                                  (Unaudited)
                                  -----------

                                                TWELVE MONTHS
                                             -------------------
                                               1999       1998
                                             --------   --------
                                    (thousands, except per share amounts)

          Operating revenues                 $180,709   $195,772
          Cost of gas sold                     84,329     99,400
                                             --------   --------

           Operating margin                    96,380     96,372
                                             --------   --------

          Operating expenses:
           Operation and maintenance           46,148     46,895
           Depreciation and amortization       15,401     13,459
           Taxes:
            State gross earnings                5,293      5,722
            Local property and other            7,996      7,763
            Federal income                      4,931      5,212
                                             --------   --------

          Total operating expenses             79,769     79,051
                                             --------   --------

          Operating income                     16,611     17,321

          Other, net                              755        478
                                             --------   --------

          Income before interest expense       17,366     17,799
                                             --------   --------

          Interest expense:
           Long-term debt                       6,701      6,193
           Other                                  944      1,566
           Interest capitalized                  (350)      (261)
                                             --------   --------
                                                7,295      7,498
                                             --------   --------

          Net income (loss)                    10,071     10,301

          Dividends on preferred stock           (382)      (522)
                                             --------   --------

          Net income (loss) applicable to
          common stock                       $  9,689   $  9,779
                                             ========   ========
          Net income (loss) per
          common share - basic               $   7.79   $   7.86
                                             ========   ========
          Net income (loss) per
          common share - diluted             $   7.79   $   7.86
                                             ========   ========
          Weighted average number of
          shares outstanding:
           Basic                              1,243.6    1,243.6
                                             ========   ========
           Diluted                            1,243.6    1,243.6
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

                                    I-1(a)

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (thousands)


                                              (Unaudited)
                                              -----------

                                           June 30,   June 30,   September 30,
                                             1999       1998           1998
                                           -----------------------------------
ASSETS
------
Gas plant, at original cost                $337,115   $307,516     $   313,549
 Less - Accumulated depreciation and
  plant acquisition adjustments             135,000    121,573         123,885
                                           --------   --------     -----------
                                            202,115    185,943         189,664
                                           --------   --------     -----------
Current assets:
 Cash and temporary cash investments            971      7,629             798
 Accounts receivable, less allowance of
  $3,612 at 6/30/99, $3,558 at 6/30/98
  and $2,137 at 9/30/98                      16,571     17,507           9,938
 Unbilled revenues                            2,224      1,334           1,610
 Materials, supplies and fuels                1,201      1,006           1,177
 Prepaid and refundable taxes                 3,062      4,418           4,417
 Prepayments                                  1,666        662           1,663
                                           --------   --------     -----------
                                             25,695     32,556          19,603
                                           --------   --------     -----------
Deferred charges and other assets            19,762     12,338          15,378
                                           --------   --------     -----------
Deferred environmental costs                  7,757      3,844           3,969
                                           --------   --------     -----------

  Total assets                             $255,329   $234,681     $   228,614
                                           ========   ========     ===========

CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization (see accompanying
 statement)                                $186,322   $177,197     $   164,462
                                           --------   --------     -----------
Current liabilities:
 Notes payable                                3,000          -           9,720
 Current portion of long-term debt            3,015      3,650           3,050
 Accounts payable                             9,482      4,502           7,332
 Accrued compensation                         1,617      1,033           1,225
 Accrued environmental expense                5,000          -               -
 Accrued interest                             1,262      1,419           1,457
 Accrued taxes                                5,347      6,466           2,537
 Accrued vacation                             1,951      1,859           1,597
 Accrued workers compensation                   563        502             530
 Customer deposits                            2,794      3,148           2,998
 Deferred revenue (note 3)                    1,259          -               -
 Other                                        2,322      1,755           2,247
                                           --------   --------     -----------
                                             37,612     24,334          32,693
                                           --------   --------     -----------
Deferred credits and reserves:
 Accumulated deferred Federal income
  taxes                                      22,926     21,273          21,351
 Unamortized investment tax credits           2,079      2,236           2,197
 Accrued environmental expense                    -      1,750           1,750
 Accrued pension                              5,881      6,612           5,681
 Other                                          509      1,279             480
                                           --------   --------     -----------
                                             31,395     33,150          31,459
                                           --------   --------     -----------
Commitments and contingencies

Total capitalization and liabilities       $255,329   $234,681     $   228,614
                                           ========   ========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                       FOR THE NINE MONTHS ENDED JUNE 30
                       ---------------------------------
                                  (Unaudited)
                                  -----------
                                                          1999       1998
                                                        -------------------
                                                            (thousands)
Cash provided by (used for)-
Operating Activities:
  Net income                                            $ 14,582   $ 13,270
  Items not requiring cash:
    Depreciation and amortization                         12,278     10,456
    Change as a result of regulatory actions              (1,413)     1,500
    Deferred Federal income taxes                          1,575        675
    Amortization of investment tax credits                  (118)      (118)
    Changes in assets and liabilities
     which provided (used) cash:
      Accounts receivable                                 (6,633)    13,441
      Unbilled revenues                                     (614)     1,324
      Deferred gas costs                                       -         (2)
      Inventories                                            (24)       160
      Prepaid and refundable taxes                         1,355     (1,125)
      Prepayments                                             (3)       304
      Accounts payable                                     2,150     (6,112)
      Accrued compensation                                   392       (739)
      Accrued interest                                      (195)       227
      Accrued taxes                                        2,692      3,937
      Accrued vacation, accrued workers
      compensation, customer deposits
       and other                                             480        501
      Accrued pension                                        200        (21)
      Deferred charges and other                          (2,120)       517
      Deferred environmental costs                          (538)       131
                                                        --------   --------
  Net cash provided by
    operating activities                                  24,046     38,326
                                                        --------   --------

Investing Activities:
  Expenditures for property, plant and
    equipment, net                                       (24,252)   (18,065)
                                                        --------   --------

Financing Activities:
  Issuance of mortgage bonds                              15,000     15,000
  Payments on long-term debt                              (2,442)    (2,435)
  Decrease in notes payable                               (6,720)   (20,410)
  Redemption of preferred stock                           (1,600)    (1,600)
  Cash dividends on common shares                         (3,581)    (3,582)
  Cash dividends on preferred shares                        (278)      (383)
                                                        --------   --------
  Net cash provided by (used in) financing
    activities                                               379    (13,410)
                                                        --------   --------

Increase in cash and temporary
  cash investments                                           173      6,851
Cash and temporary cash investments at
  beginning of period                                        798        778
                                                        --------   --------
Cash and temporary cash investments at
  end of period                                         $    971   $  7,629
                                                        ========   ========

Supplemental disclosures of cash flow information:
 Cash paid during the period:
   Interest (net of amount capitalized)                 $  5,463   $  5,292
   Income taxes (net of refunds)                        $  2,953   $  2,251
 Schedule of non-cash investing activities:
   Capital lease obligations for equipment              $    115   $      -

The accompanying notes are an integral part of these consolidated financial statements.

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (thousands)

                                               (Unaudited)
                                               -----------

                                           June 30,  June 30,  September 30,
                                             1999      1998        1998
                                           ---------------------------------

Common stockholder's investment:
Common stock, $1 par
    Authorized - 2,500 shares
    Outstanding - 1,244 as of 6/30/99,
            as of 6/30/98 and 9/30/98      $  1,244  $  1,244     $  1,244
  Amount paid in excess of par               37,619    37,543       37,590
  Retained earnings                          53,530    48,616       42,807
                                           --------  --------     --------
Total common equity                          92,393    87,403       81,641
                                           --------  --------     --------

Cumulative preferred stock:
  Redeemable 8.70% Series, $100 par
  Authorized - 80 shares
  Outstanding - 32 shares as of
    6/30/99 and 48 shares as of 6/30/98       3,200     4,800        4,800
                                           --------  --------     --------
    and 9/30/98

Long-term debt:
  First Mortgage Bonds                       90,728    84,600       77,328
  Other long-term debt                        2,093     2,713        2,573
  Capital leases                                923     1,331        1,170
                                           --------  --------     --------

Total long-term debt                         93,744    88,644       81,071

Less current portion                          3,015     3,650        3,050
                                           --------  --------     --------

Long-term debt, net                          90,729    84,994       78,021
                                           --------  --------     --------

Total capitalization                       $186,322  $177,197     $164,462
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

4.  Gas Supply
    ----------

     As part of the Price Stabilization Plan Settlement Agreement described above in Rates and Regulations, the Registrant entered into a full requirements
         ---------------------
gas supply contract with Duke Energy Trading and Marketing, L.L.C., (DETM), a joint venture of Duke Energy Corporation and Mobil Corporation, for a term of three years. Under the contract, DETM guarantees to meet the Registrant's supply requirements; however, the Registrant must purchase all of its gas supply exclusively from DETM. In addition the Registrant transferred responsibility for its pipeline capacity resources, storage contracts and liquefied natural gas
(LNG) capacity to DETM.

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

RESULTS OF OPERATIONS

     The Registrant's operating revenues, operating margin and net income (loss) applicable to common stock for the three, nine and twelve months ended June 30, 1999 and for comparable periods ended June 30, 1998 are as follows:

(thousands)

                              Three Months        Nine Months        Twelve Months
                             Ended June 30       Ended June 30       Ended June 30
                             1999      1998      1999      1998      1999      1998
                           --------  --------  --------  --------  --------  --------
Operating revenues         $29,515   $31,155   $160,724  $164,041  $180,709  $195,772
                           =======   =======   ========  ========  ========  ========

Operating margin           $18,290   $17,397   $ 84,801  $ 80,799  $ 96,380  $ 96,372
                           =======   =======   ========  ========  ========  ========

Net income (loss)
  applicable to
  common stock             $  (197)  $(1,106)  $ 14,304  $ 12,887  $  9,689  $  9,779
                           =======   =======   ========  ========  ========  ========

Operating Margin
----------------

     During the latest quarter, operating margin increased approximately $900,000 or 5.1 percent compared to the same quarter last year.

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

Taxes
-----

     Taxes increased approximately $500,000 or 19.9 percent for the three months ended June 30, 1999 and $800,000 or 4.5 percent for the nine months ended June 30, 1999. For the twelve months ended June 30, 1999, taxes decreased approximately $500,000 or 2.6 percent. The changes are primarily due to fluctuations in Federal income and state gross earnings taxes as a result of varying levels of pretax income and operating revenues. Additionally, local property taxes have increased as a result of capital spending.

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