Form 10-K
period 1999-09-30
PROVIDENCE GAS CO
filed 1999-12-22
CIK 80812

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 1999
                          ------------------

                                      OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _________________

Commission file number 0-1160
                       ------

                          THE PROVIDENCE GAS COMPANY
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Rhode Island                                    05-0203650
 ------------------------------                     -----------------
(State or other jurisdiction of                    (I. R. S. Employer
  incorporation or organization)                    Identification No.)

100 Weybosset Street, Providence, Rhode Island            02903
----------------------------------------------           --------
 (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code 401-272-5040
                                                   ------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class          Name of each exchange on which registered
-------------------          -----------------------------------------

      NONE                                     NONE
------------------------------------------------------------------------
     Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
------------------------------------------------------------------------
                               (Title of class)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant, as of December 21, 1999: $0

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
Common Stock, $1.00 Par Value: 1,243,598 shares outstanding at December 21,
--------------------------------------------------------------------------
1999.
----

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------
NONE

TABLE OF CONTENTS

PART I                                                                   PAGE
 Item 1 -  Business
            General                                                       I-1
            Gas Supply                                                    I-2
            Rates and Regulations                                         I-3
            Competition and Marketing                                     I-4
            Employees                                                     I-5
            Special Factors Affecting the
             Natural Gas Industry                                         I-5
              General                                                     I-5
              FERC Regulations                                            I-6
            Environmental Regulations                                     I-6
            Other Standards                                               I-8

 Item 2 -  Properties                                                     I-8

 Item 3 -  Legal Proceedings                                              I-8

 Item 4 -  Submission of Matters to a Vote of Security Holders            I-8

PART II

 Item 5 -  Market for Registrant's Common Equity and Related
              Stockholder Matters                                         II-1

 Item 6 -  Selected Financial Data                                        II-2

 Item 7 -  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         II-3

 Item 8 -  Financial Statements and Supplementary Data                    II-10

            Report of Independent Public Accountants                      II-33

 Item 9 -  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                      II-34

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

 Item 12 - Security Ownership of Certain Beneficial Owners
              and Management                                              III-4

 Item 13 - Certain Relationships and Related Transactions                 III-4


PART IV

 Item 14 - Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                 IV-1

 Supplemental Schedule                                                    IV-3

 Signatures                                                               IV-6

For defined terms, acronyms, and abbreviations, see the List of Defined Terms, which is included in Part II, Item 8, as pages II-31 and II-32.

PART I
------

ITEM 1. BUSINESS
----------------

     The Providence Gas Company and its subsidiary and their representatives may from time to time make written or oral statements, including statements contained in the Registrant's filings with the Securities and Exchange Commission, which constitute or contain "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the SEC in its rules, regulations, and releases.

     All statements other than statements of historical facts included in this Form 10-K including without limitation statements regarding the Registrant's financial position, strategic initiatives, the effect of ProvEnergy's proposed merger with Southern Union Company, and statements addressing industry developments are forward-looking statements. Where, in any forward looking statement, the Registrant, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following are some of the factors which could cause actual results to differ materially from those anticipated: general economic, financial, and business conditions; changes in government regulations, the actions taken or decisions rendered by any regulatory body, and the impact such changes, actions, or decisions might have on the Registrant, including the regulatory approvals or the timeliness of such approvals on ProvEnergy's proposed merger with Southern Union Company; competition in the energy services sector; regional weather conditions; the availability and cost of natural gas and oil; development and operating costs; the success and costs of advertising and promotional efforts; the availability and terms of capital; the business abilities and judgment of personnel; the ability of the Registrant and its suppliers and customers to modify or redesign their computer systems to work properly in the Year 2000; unanticipated environmental liabilities; the Registrant's ability to grow its business through acquisitions and/or significant customer growth; the costs and effects of unanticipated legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies and asset valuations; and changes in business strategy.

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

     The executive offices of the Registrant are located at 100 Weybosset Street, Providence, Rhode Island 02903, telephone (401) 272-5040.

     The Registrant is engaged in natural gas distribution, serving approximately 168,000 customers in Providence and Newport, Rhode Island, and 23 other cities and towns in Rhode Island. The service territory encompasses approximately 730 square miles and has a population of approximately 818,000. For the year ended September 30, 1999, residential sales accounted for approximately 57% of total firm deliveries, with commercial and industrial sales representing, in the aggregate, approximately 43%. For the years ended September 30, 1998 and 1997, residential sales represented approximately 57% and 58%, respectively, with commercial and industrial sales representing, in the aggregate, approximately 43% and 42%, respectively, of firm deliveries.

     The Registrant's gas distribution system consists of approximately 2,300 miles of gas mains ranging in size from 2 to 36 inches in diameter, approximately 143,000 services (a service is a pipe connecting a gas main with piping on a customer's premises), approximately 169,000 gas meters, and the necessary pressure regulators. The Registrant has regulating and metering facilities at eight points of delivery from Algonquin Gas Transmission Company and one from Tennessee Gas Pipeline Company, which the Registrant believes to be adequate for receiving gas into its distribution system.

     The natural gas industry is subject to numerous challenges, many of which affect the Registrant in varying degrees. Significant industry challenges affecting the Registrant include: the ability to adapt to the regulatory changes occurring at the national level under the framework of the FERC Order 636 and the ability to gain local approval through the RIPUC for new rates tailored to customers' specific needs and market conditions.

Gas Supply
----------

     The Registrant has entered into a full requirements gas supply contract with DETM, a joint venture of Duke Energy Corporation and Mobil Corporation, for a term of three years commencing October 1, 1997. Under the contract, DETM guarantees to meet the Registrant's supply requirements; however, the Registrant must purchase all of its gas supply exclusively from DETM. In addition, under the contract, the Registrant transferred responsibility for its pipeline capacity resources, storage contracts, and LNG capacity to DETM. As a result, the Registrant' gas inventories of approximately $18 million at September 30, 1997 were sold at book value to DETM on October 1, 1997.

     In addition to providing supply for firm customers at a fixed price, DETM will provide gas at market prices to cover the Registrant's non-firm sales customers' needs and to make up the supply imbalances of transportation customers. DETM will also provide various other services to the Registrant's transportation service customers including enhanced balancing, standby, and the storage and peaking services available under the Registrant's approved FT-2 storage service effective December 1, 1997. DETM will receive the supply-related revenues from these services in exchange for providing the supply management inherent in these services.

     Included in the DETM contract are a number of other important features. The Registrant has retained the right to continue to make gas supply portfolio changes to reduce supply costs. To the extent the Registrant makes such changes, the Registrant must keep DETM whole for the value lost over the remainder of the contract period. The outsourcing of day-to-day supply management relieves the Registrant of the need to perform certain upstream supply management functions. This will make it possible for the Registrant to take on the additional supply management workload required by the further unbundling of firm sales customers without major staffing additions.

     The Registrant has entered into an agreement replacing its existing service contract with Algonquin, a subsidiary of Duke Energy Corporation. Algonquin is the owner and operator of a LNG tank located in Providence, Rhode Island. The Registrant relies upon this service to provide gas supply into its distribution system during the winter period. The service provided for in the agreement, subject to the successful completion of construction, is expected to begin in the first quarter of fiscal 2000. Under the terms of the agreement, Algonquin replaced and expanded the vaporization capability at the tank. The Registrant will receive approximately $2.6 million from Algonquin. Of the $2.6 million, approximately $.9 million represents reimbursement received by the Registrant in 1999 for costs incurred related to the project including labor, engineering, and legal expenses. The remaining portion of the payment, or approximately $1.7 million, will be paid to DETM under the Registrant's contract with DETM as reimbursement for the additional costs that DETM will incur when the Algonquin storage capacity is released to DETM as provided for in the gas supply contract described above. This payment is expected 60 days after the in-service date of the project.

     In June 1999, the FERC issued an order in Docket Number CP99-113 approving Algonquin's project described above. In that order FERC also approved the new 10-year contract between Algonquin and the Registrant for service from the tank. Also approved was the Registrant's parallel filing, PR99-8, requesting regulatory authorization to charge Algonquin for transportation of gas vaporized for other Algonquin customers and transported by the Registrant to the Algonquin pipeline on behalf of those customers.

     As a result of FERC Order 636 and other related orders, pipeline transportation companies have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipeline's customers, including the Registrant. The Registrant estimates its transition costs to be approximately $21.7 million, of which $16.2 million has been included in the GCC and collected from customers through September 30, 1997. As part of the above supply contract, DETM assumed liability for these transition costs during the contract's three-year term. At the end of the three-year term of the contract, the Registrant will assume any remaining liability, which is not expected to be material.

Rates and Regulation
--------------------

     The Registrant is subject to the regulatory jurisdiction of the RIPUC with respect to rates and charges, standards of service, accounting and other matters. In August 1997, the RIPUC approved a rate stabilization plan called Energize RI. The parties to the plan were the Registrant, the Division, the Energy Council of Rhode Island, and the George Wiley Center. Effective October 1, 1997 through September 30, 2000, Energize RI provides firm customers with a three-year price freeze and an initial price decrease of approximately 4.0 percent. Under Energize RI, the GCC mechanism has been suspended for the entire term. Also, in connection with the Plan, the Registrant wrote off approximately $1.5 million of previously deferred gas costs in October 1997. Energize RI also provides funds which allow the Registrant to make significant capital investments to improve its distribution system and support economic development. It is anticipated that Energize RI will provide approximately $26 million over its three-year term to fund specific capital improvements. In addition, under Energize RI, the Registrant provides funding for the Low-Income Assistance Program at an annual level of $1.0 million, the Demand Side Management Rebate Program at an annual level of $.5 million and the Low-Income Weatherization Program at an annual level of $.2 million. Energize RI also continues the process of unbundling by allowing the Registrant to provide unbundled service offerings for up to 10 percent per year of firm deliveries.

     As part of Energize RI, the Registrant has reclassified and is amortizing approximately $4.0 million of prior environmental costs. These costs and all environmental costs incurred during the term of the Plan will be amortized over a 10-year period, in accordance with the levels authorized in Energize RI.

     Under Energize RI, the Registrant may earn up to 10.9 percent, but not less than 7.0 percent, annually on its average common equity, which is capped at $81.0 million, $86.2 million, and $92.0 million in fiscal 1998, 1999, and 2000, respectively. In the event that the Registrant earns in excess of 10.9 percent or less than 7.0 percent, the Registrant will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner to be determined by all parties to the Plan and approved by the RIPUC.

     As part of Energize RI, the Registrant is permitted to file annually with the Division for the recovery of exogenous changes which may occur during the three-year term of the Plan. Exogenous changes are defined as "...significant increases or decreases in the Registrant's costs or revenues which are beyond the Registrant's reasonable control." Any disputes between the Registrant and the Division regarding either the nature or quantification of the exogenous changes are to be resolved by the RIPUC. The impact of any such exogenous changes will be debited or credited to a regulatory asset or liability account throughout the term of Energize RI and will be recovered or refunded at the expiration of the Plan through a method to be determined.

     In fiscal 1998, the Registrant did not earn its allowed rate of return primarily as a result of the extremely warm winter weather and the loss of non-firm margin. The Registrant believed the causes of these two events were beyond its reasonable control and thus deemed them to be exogenous changes. In March 1999, the Registrant reached an agreement with the Division, which allowed it to recover $2.45 million in revenue losses attributable to exogenous changes experienced by the Registrant in fiscal 1998. The RIPUC reviewed the exogenous changes agreement to ensure consistency with the terms of Energize RI and affirmed the agreement at its May 28, 1999 open meeting.

     During fiscal 1999, the Registrant recognized into revenue $2.45 million for the exogenous changes recovery, and at year-end has deferred approximately $.5 million of revenue under the provisions of the earnings cap of Energize RI.

     The Registrant intends to file for recovery of exogenous changes experienced in 1999 which resulted from factors similar to 1998. Absent further exogenous recovery and/or other factors such as colder than normal weather, the Registrant's ability to earn a 10.9 percent return on average common equity in the final year of Energize RI is substantially impaired.

     In a decision issued September 1, 1998, the Division rejected allegations made in a complaint brought by Aurora Natural Gas that the Registrant provided advance information and undue preference in pricing to its marketing affiliate, ProvEnergy Services in violation of the Division's regulations. As part of its investigation, the Division ordered marketer refunds of approximately $.3 million. The Division ordered this refund based on its belief that an unfair rate was charged to customers who did not have operational telemeters in place when they began service under the transportation tariff. The Registrant filed a Request for Reconsideration and Rehearing, and on December 15, 1998 the Division issued a Reconsideration Order that rescinded the fines stemming from five of the original 23 violations of the Regulations for Utility Interaction with Gas Marketers. The Division further offered the Registrant an opportunity to demonstrate its claim that the ordered refunds would place FT-2 marketers in a better position than marketers who served FT-1 customers.

     On May 6, 1999, the Registrant and Aurora jointly submitted a Stipulation and Settlement to the Division that: (i) Aurora's complaint in this proceeding is dismissed; (ii) the prior orders of the Division in the proceeding are dismissed; (iii) no refunds by the Registrant are required or appropriate in connection with the proceeding; and (iv) the Registrant does not contest the payment of $18,000 to the Division in connection with this proceeding. Following a June 16, 1999 hearing on the Stipulation, the Division issued an order on September 23, 1999 approving the Stipulation and Settlement provided that the Registrant's ratepayers are held harmless from the financial transactions stemming from the settlement, that the Registrant withdraw its appeal in Providence County Superior Court, and that the Division's prior orders be vacated as described in the order. The Registrant and Aurora accepted the Division's order. This decision resulted in the reversal of the reserve established under the original order.

Competition and Marketing
-------------------------

     The Registrant experienced modest customer growth in both the residential and commercial/industrial markets. In all, the average annual number of customers rose one percent to approximately 168,000. This increase was achieved in a local economy which is just now beginning to improve. Seasonally adjusted unemployment stood at 3.8 percent in September 1999, down from 4.8 percent twelve months earlier, and slightly below the national average of 4.2 percent. Also, there has been considerable new construction throughout the state in 1999. New construction contracts in Rhode Island through September 1999 have increased by 17% on an annual basis compared to the 1998 annual average. Recent economic forecasts by the New England Economic Project predict economic stability in the state for the immediate future.

     Energize RI provides opportunities for the Registrant to expand sales. For example, high pressure service to Quonset/Davisville Industrial Port & Commerce Park, a key area for State economic development, provides tremendous opportunities for sales growth as commercial and industrial businesses locate within the park. In addition, the DSM program, an equipment rebate program, provides opportunities to expand sales to nontraditional applications, such as air conditioning and fuel cells. The Registrant has redirected its sales and marketing efforts to leverage Energize RI, as well as other opportunities to promote sales growth within its service territory.

     In response to the large increase of both state-owned and private fleet vehicles powered by natural gas, the Registrant invested approximately $.3 million to renovate its Providence "quick-fill" station for natural gas vehicles-one of three stations the Registrant operates in the state. Fleet operators throughout the region are expressing greater interest in alternative-fuel vehicles. One of these operators is the Rhode Island Public Transit Authority, which recently launched a major program to replace a large number of its 200 diesel buses with buses that operate solely on natural gas. A new Rhode Island law provides substantial tax incentives which, along with the Federal Department of Energy's designation of Providence as a "clean city", should increase use and awareness of the benefits of natural gas vehicles.

     On August 31, 1999, the Registrant's settlement agreement for enhancements to its Business Choice program was approved in Docket 2902 and became effective September 1, 1999. Specifically, there will now be rolling enrollment for transportation service, which will allow customers to execute transportation agreements throughout the year, rather than during limited enrollment periods. The program now has approximately 1,700 firm transportation customers with annual deliveries of over 5 billion cubic feet per year, which is approximately 25 percent of the Registrant's total annual firm deliveries. There are 14 marketers serving the Registrant's customers and transporting on the system. Additional enhancements to the Business Choice program were filed with the RIPUC under a supplemental settlement agreement in Docket 2902 on October 8, 1999 and were approved on October 27, 1999. These enhancements do not generate additional revenue.

     In 1996, the Registrant implemented a DSM Program, which furnishes rebates to customers installing new technologies, such as gas fired air conditioning, cogeneration and gas motors. These technologies use proportionately more natural gas during the summer months, when the natural gas distribution system has available capacity. The DSM program also allows for the utilization of existing resources, such as mains, services and year-round supply contracts. This DSM Program will continue to be funded under Energize RI.

Employees
---------

     As of September 30, 1999, the Registrant had 517 full-time employees. Approximately 274 production, distribution and customer service employees are covered by a five-year collective bargaining agreement with Local 12431-01 of the United Steelworkers of America, which became effective in January 1996.

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

     Additionally, in March 1996, a 38 month Labor Agreement was ratified by Local 12431-02 of the United Steelworkers of America, which represents approximately 83 office and clerical employees. The agreement called for an average increase of 2.9 percent for 1998.

     In April 1998 the contract with Local 12431-02 was renegotiated and extended to May 2002. This negotiation provides for a 3.5% wage increase in June 1999, June 2000, and June 2001.

Special Factors Affecting the Natural Gas Industry
--------------------------------------------------

General
-------

     The natural gas industry is subject to numerous legislative and regulatory requirements, standards and restrictions that are subject to change and that affect the Registrant to varying degrees. Significant industry factors that have affected or may affect the Registrant from time to time include the lack of assurance that rate increases can be obtained from regulatory authorities in adequate amounts on a timely basis; changes in the regulations governing the Registrant's operations; reductions in the prices of oil and propane, which can make those fuels less costly than natural gas in some markets; and increases in the price of natural gas.

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

     FERC Order 636 and other related orders have significantly changed the structure and types of services offered by pipeline transportation companies. The most significant components of the restructuring occurred in November 1993. In response to these changes, the Registrant successfully negotiated new pipeline transportation and gas storage contracts.

     At the same time, a number of contracts with gas suppliers have been negotiated to complement the transportation and storage contracts. The portfolio of supply contracts was designed to be market responsive and diversified with respect to contract lengths, source location, and other contract terms.

     To meet the requirements of the orders, pipeline transportation companies have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipelines' customers, including the Registrant as described in the "Gas Supply" section.
                                              ----------
Environmental Regulations
-------------------------

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

     At September 30, 1999, the Registrant was aware of five sites at which future costs may be incurred.

Plympton Sites (2)

     The Registrant has been designated as a PRP under the Comprehensive Environmental Response Compensation and Liability Act of 1980 at two sites in Plympton, Massachusetts on which waste material is alleged to have been deposited by disposal contractors employed in the past either directly or indirectly by the Registrant and other PRPs. With respect to one of the Plympton sites, the Registrant has joined with other PRPs in entering into an Administrative Consent Order with the Massachusetts Department of Environmental Protection. The costs to be borne by the Registrant, in connection with both Plympton sites, are not anticipated to be material to the financial condition of the Registrant.

Providence Site

     During 1995, the Registrant began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of September 30, 1999, approximately $3.0 million had been spent primarily on studies and the formulation of remediation work plans at this site. In accordance with state laws, such a study is monitored by the DEM. The purpose of this study was to determine the extent of environmental contamination at the site. The Registrant has completed the study which indicated that remediation will be required for two-thirds of the property. The remediation began in June 1999 and is anticipated to be completed during the next fiscal year. During this remediation period, the remaining one-third of the property will also be investigated and remediated if necessary.

     The Registrant has compiled a preliminary range of costs, based on removal and off-site disposal of contaminated soil, ranging from $7.0 million to in excess of $9.0 million. However, because of the uncertainties associated with environmental assessment and remediation activities, the future cost of remediation could be higher than the range noted. Based on the proposals for remediation work, the Registrant has a net accrual of $6.1 million at September 30, 1999 for anticipated future remediation costs at this site.

Westerly Site

     Tests conducted following the discovery of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center in 1996 confirmed the existence of coal tar waste at this site. As a result, the Registrant completed a site characterization test. Based on the findings of that test, the Registrant concluded that remediation would be required. As of September 30, 1999, the Registrant had removed an underground oil storage tank and regulators containing mercury disposed of on the site, as well as some localized contamination. The costs associated with the site characterization test and partial removal of soil contaminants were shared equally with the former owner of the property. The Registrant is currently engaged in negotiations to transfer the property back to the previous owner, who would continue to remediate the site. The purchase and sale agreement is anticipated to be signed during fiscal 2000, at which time the previous owner will assume responsibility for removal of coal tar waste on the site. The Registrant remains responsible for cleanup of any mercury released into adjacent water. Contamination from scrapped meters and regulators, which was discovered in 1997, was reported to the DEM and the Rhode Island Department of Health and the Registrant has completed the necessary remediation. Costs incurred by the Registrant to remediate this site were approximately $.1 million.

Allens Avenue Site

     In November 1998, the Registrant received a letter of responsibility from DEM relating to possible contamination on previously-owned property on Allens Avenue in Providence. The current operator of the property has been similarly notified. Both parties have been designated as PRPs. A work plan has been created and approved by DEM. An investigation has begun in order to determine the extent of the problem and the Registrant's responsibility. The Registrant has entered into a cost sharing agreement with the current operator of the property, under which the Registrant will be held responsible for approximately 20 percent of the costs related to the investigation. Total estimated costs of testing at this site are anticipated to be approximately $.2 million. Until the results of the investigation are known, the Registrant cannot offer any conclusions as to its responsibility.

General

     In prior rate cases filed with the RIPUC, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Due to the magnitude of the Registrant's environmental investigation and remediation expenditures, the Registrant sought current recovery for these amounts. As a result, in accordance with the Price Stabilization Plan Settlement Agreement described in Note 10, effective October 1, 1997, all environmental investigation and remediation costs incurred through September 30, 1997, as well as all costs incurred during the three-year term of the Plan, will be amortized over a 10-year period, in accordance with the levels authorized in Energize RI. Additionally, it is the Registrant's practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental-related costs. As of September 30, 1999, the Registrant has incurred environmental assessment and remediation costs of $4.7 million and has a net accrual of $6.1 million for future costs.

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

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                          THE PROVIDENCE GAS COMPANY
                            SELECTED FINANCIAL DATA
                             SUMMARY OF OPERATIONS
                       FOR THE YEARS ENDED SEPTEMBER 30

(Thousands, except per share amounts)
                                                          1999          1998        1997        1996        1995
                                                       ----------   ----------   ----------   ---------   ---------
Operating revenues                                     $  179,339   $  184,326   $  210,673   $ 210,601   $ 180,043
Cost of gas sold                                           82,586       91,648      117,357     118,051      98,985
                                                       ----------   ----------   ----------   ---------   ---------
Operating margin                                           96,753       92,678       93,316      92,550      81,058
                                                       ----------   ----------   ----------   ---------   ---------
Operating expenses, excluding taxes                        62,048       59,296       59,540      59,673      53,536
Taxes, other than income                                   13,561       13,092       13,456      12,831      11,597
Federal income taxes                                        4,728        4,342        4,489       4,418       3,027
                                                       ----------   ----------   ----------   ---------   ---------
Total operating expenses                                   80,337       76,730       77,485      76,922      68,160
                                                       ----------   ----------   ----------   ---------   ---------
Operating income                                           16,416       15,948       15,831      15,628      12,898
Other, net                                                    935          284          371         976         798
                                                       ----------   ----------   ----------   ---------   ---------
Income before interest expense                             17,351       16,232       16,202      16,604      13,696
Interest expense                                            7,556        7,473        7,431       7,294       7,181
                                                       ----------   ----------   ----------   ---------   ---------
Net income                                                  9,795        8,759        8,771       9,310       6,515
Dividends on preferred stock                                  348          487          626         696         696
                                                       ----------   ----------   ----------   ---------   ---------
Net income applicable to common stock                       9,447        8,272        8,145       8,614       5,819
Common dividends                                            4,775        4,776        4,777       4,627       4,577
                                                       ----------   ----------   ----------   ---------   ---------
Earnings reinvested in the corporation                 $    4,672   $    3,496   $    3,368   $   3,987   $   1,242
                                                       ==========   ==========   ==========   =========   =========

Weighted average common shares outstanding                1,243.6      1,243.6      1,243.6     1,243.6     1,243.6
                                                       ==========   ==========   ==========   =========   =========

Earnings per common share                              $     7.60   $     6.65   $     6.55   $    6.93   $    4.68
                                                       ==========   ==========   ==========   =========   =========

Common dividends                                       $     3.84   $     3.84   $     3.84   $    3.72   $    3.68
                                                       ==========   ==========   ==========   =========   =========

                             OTHER FINANCIAL DATA
                                 SEPTEMBER 30

(Thousands, except per share amounts)
                                                          1999          1998        1997        1996        1995
                                                       ----------   ----------   ----------   ---------   ---------
Gas plant-at original cost                             $  334,310   $  313,549   $  290,614   $ 270,149   $  253,438
Gas plant-net of depreciation                             218,717      193,451      181,979     171,453      161,956
Total assets                                              261,205      228,614      242,143     237,515      214,727
Capitalization:
      Long-term debt                                       88,976       78,021       72,372      72,455       74,482
      Redeemable cumulative preferred stock                 3,200        4,800        6,400       8,000        8,000
      Common Stockholder's investment                      91,177       81,641       78,240      74,844       71,020
Shares of common stock at year-end                       1,243.61     1,243.61     1,243.61    1,243.61     1,243.61
Book value per share                                   $    73.32   $    65.65   $    62.91   $   60.18   $    57.11
                                                       ==========   ==========   ==========   =========   ===========

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------------------------------------------------------------------------------
OF OPERATIONS
-------------

Summary
-------

     The Registrant's operating revenues, operating margin and net income for the twelve months ended September 30 are as follows:


                                         (000's)
                                                          Percent
                         1999       1998        Change     Change
                       --------   --------    ---------   -------

Operating revenues     $179,339   $184,326     $(4,987)      (2.7)

Operating margin         96,753     92,678       4,075        4.4

Net income                9,795      8,759       1,036       11.8


Results of operations - 1999 VS 1998

Operating Margin

     During the current year, weather was 1.3 percent warmer than last year. The warmer temperatures served to decrease margin by approximately $.3 million compared to last year. Despite warmer than normal weather for the year, margin earned increased as a result of a one-time write-off of $1.5 million in 1998 of previously deferred gas costs in connection with Energize RI, which became effective October 1, 1997. Offsetting the warmer weather for the year was $2.0 million of the $2.45 million 1998 exogenous changes recovery, as discussed in
Note 10 in the accompanying Consolidated Financial Statements. Also, the Registrant's customer growth has resulted in approximately $.6 million of additional margin, and non-firm margin increased $.4 million when compared with last year.

     During April and May 1999, the Algonquin LNG, Inc. tank in Providence was completely emptied in order to allow access for internal inspection and repairs, which were completed in September 1999. As a result, 335 million cubic feet of LNG was vaporized from the tank into the Registrant's distribution system. Since the vaporized gas had a heat energy content approximately 30 percent higher than the pipeline supplies normally used, the Registrant's customers' metered volumes were lower because a smaller volume of gas produced the same quantity of energy. This in turn adversely impacted margin.

Operating and Maintenance Expenses

     The Registrant's operating and maintenance expenses decreased by approximately $.3 million or .7 percent versus last year. This decrease was partially attributable to cost control measures which were implemented in response to warmer weather. These cost control measures were able to offset a substantial portion of the cost of living and negotiated union contract salary increases of approximately $.9 million, as well as inflationary increases in general expenses of approximately $.5 million. Also contributing to the decrease was a one-time reimbursement of approximately $.9 million for costs incurred under a FERC-approved contract with Algonquin.

     The Registrant continually reviews its operating expenses in order to keep expenses as low as possible; however, expenses can vary from year to year.

Depreciation and Amortization

     Depreciation and amortization expense increased approximately $3.1 million or 22.9 percent versus last year. This increase is the result of increased capital spending for Energize RI commitments; technology projects; Year 2000 costs, which were capitalized as authorized under the provisions of Energize RI; and the amortization of environmental costs. Effective October 1, 1997, the Registrant began amortizing environmental and Year 2000 costs over 10-year and 5-year periods, respectively, in accordance with the levels authorized in

Energize RI. The Registrant will have increased environmental amortization expense in future years as its planned environmental remediation program continues. Also, amortization expense for Year 2000 costs will increase in the future as higher levels of costs have been incurred from those originally anticipated.

Taxes

     Taxes increased approximately $.9 million or 4.9 percent versus last year. The increase in taxes is primarily due to local property taxes which have increased as a result of capital spending and Federal income taxes which have increased as a result of increased pretax income.

Other, Net

     Other, net has increased approximately $.7 million versus last year.

     Since February 1999, the Registrant has provided monitoring and communication services to the PNGTS. Under its contract, the Registrant hosts PNGTS' Supervisory Control and Data Acquisition System, continually monitoring system operations and receiving and forwarding emergency phone calls. The Registrant has recognized as other, net approximately $.2 million in fees for the performance of these services. The contract is a one year renewable contract, subject to termination by either party upon six months prior written notice. PNGTS has notified the Registrant that they will put the contract to bid for the contract year beginning February 17, 2000.

     In a decision issued September 1, 1998, the Division rejected allegations made in a complaint brought by Aurora Natural Gas that the Registrant provided advance information and undue preference in pricing to its marketing affiliate, ProvEnergy Services, in violation of the Division's regulations. As part of its investigation, the Division ordered marketer refunds of approximately $.3 million. The Division ordered this refund based on its belief that an unfair rate was charged to customers who did not have operational telemeters in place when they began service under the transportation tariff. The Registrant filed a Request for Reconsideration and Rehearing, and on December 15, 1998 the Division issued a Reconsideration Order that rescinded the fines stemming from five of the original 23 violations of the Regulations for Utility Interaction with Gas Marketers. The Division further offered the Registrant an opportunity to demonstrate its claim that the ordered refunds would place FT-2 marketers in a better position than marketers who served FT-1 customers.

     On May 6, 1999, the Registrant and Aurora jointly submitted a Stipulation and Settlement to the Division that: (i) Aurora's complaint in this proceeding is dismissed; (ii) the prior orders of the Division in the proceeding are dismissed; (iii) no refunds by the Registrant are required or appropriate in connection with the proceeding; and (iv) the Registrant does not contest the payment of $18,000 to the Division in connection with this proceeding. Following a June 16, 1999 hearing on the Stipulation, the Division issued an order on September 23, 1999 approving the Stipulation and Settlement provided that the Registrant's ratepayers are held harmless from the financial transactions stemming from the settlement, that the Registrant withdraw its appeal in Providence County Superior Court, and that the Division's prior orders are vacated as described in the order. The Registrant and Aurora accepted the Division's order. This decision resulted in the reversal of the reserve established under the original order, which contributed to the increase in other, net this year.

Interest Expense

     Interest expense increased approximately $.1 million or 1.1 percent over last year. Long-term interest expense increased as a result of the Registrant's Series T First Mortgage Bond issuance in February 1999, which refinanced short-term borrowings. The Series T issuance enabled the Registrant to secure a favorable long-term financing rate. However, this increase was partially offset by the Series S First Mortgage Bond issuance in April 1998, which refinanced higher cost long-term debt.

Future Outlook

A) Regulatory

     Under Energize RI, the Registrant may earn up to 10.9 percent, but not less than 7.0 percent, annually on its average common equity, which is capped at $81.0 million, $86.2 million, and $92.0 million in fiscal 1998, 1999, and 2000, respectively. In the event that the Registrant earns in excess of 10.9 percent or less than 7.0 percent, the Registrant will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner to be determined by all parties to the Plan and approved by the RIPUC.

     As part of Energize RI, the Registrant is permitted to file annually with the Division for the recovery of exogenous changes which may occur during the three-year term of the Plan. Exogenous changes are defined as "...significant increases or decreases in the Registrant's costs or revenues which are beyond the Registrant's reasonable control." Any disputes between the Registrant and the Division regarding either the nature or quantification of the exogenous changes are to be resolved by the RIPUC. The impact of any exogenous changes will be debited or credited to a regulatory asset or liability account throughout the term of Energize RI and will be recovered or refunded at the expiration of the Plan through a method to be determined.

     In fiscal 1998, the Registrant did not earn its allowed rate of return primarily as a result of the extremely warm winter weather and the loss of non-firm margin resulting from the competitive price of oil in the industrial market. The Registrant believed the causes of these two events were beyond its reasonable control and thus deemed them to be exogenous changes. In March 1999, the Registrant reached an agreement with the Division which allowed it to recover $2.45 million in revenue losses attributable to exogenous changes experienced by the Registrant in fiscal 1998. The RIPUC reviewed the exogenous changes agreement to ensure consistency with the terms of Energize RI and affirmed the agreement at its May 28, 1999 open meeting.

     During fiscal 1999, the Registrant recognized into revenue $2.45 million for the exogenous changes recovery, and at year-end has deferred approximately $.5 million of revenue under the provisions of the earnings cap of Energize RI.

     The Registrant intends to file for recovery of exogenous changes experienced in 1999 which resulted from factors similar to 1998. Absent further exogenous recovery and/or other factors such as colder than normal weather, the Registrant's ability to earn a 10.9 percent return on average common equity in the final year of Energize RI is substantially impaired.

     On August 31, 1999, the Registrant's settlement agreement for enhancements to its Business Choice program was approved by the RIPUC in Docket 2902 and became effective September 1, 1999. Specifically, there will now be rolling enrollment for transportation service, which will allow customers to execute transportation agreements throughout the year, rather than during limited enrollment periods. The program now has approximately 1,700 firm transportation customers with annual deliveries of over 5 billion cubic feet per year, which is approximately 25 percent of the Registrant's total annual firm deliveries. There are 14 marketers serving the Registrant's customers and transporting on the system. Additional enhancements to the Business Choice program were filed with the RIPUC under a supplemental settlement agreement in Docket 2902 on October 8, 1999 and were approved on October 27, 1999. These enhancements do not generate additional revenue.

B)  Business Opportunities

     Energize RI provides opportunities for the Registrant to expand sales. For example, high pressure service to Quonset/Davisville Industrial Port & Commerce Park, a key area for State economic development, provides opportunities for sales growth as commercial and industrial businesses locate within the park. In addition, Demand Side Management, an equipment rebate program, provides opportunities to expand sales to non-traditional applications, such as air conditioning and fuel cells. The Registrant has redirected its sales and marketing efforts to leverage Energize RI, as well as other opportunities to promote sales growth within its service territory.

C) Merger Agreement

     On November 15, 1999, ProvEnergy, the Registrant's parent company, and Southern Union announced that their Boards of Directors had unanimously approved a definitive merger agreement. See Note 2 in the accompanying Consolidated Financial Statements for additional information.

D) New Accounting Pronouncements

     Please refer to Note 11 of the accompanying Consolidated Financial Statements.

Results of operations - 1998 VS 1997

Operating Margin
----------------

     During 1998, the Registrant experienced weather that was 8.0 percent warmer than 1997. The warmer temperatures resulted in decreased margin of approximately $4.0 million compared to 1997. Offsetting the warmer than normal weather was $7.2 million of margin generated under Energize RI. The components of this additional margin included $10.4 million associated with adjusting the GCC offset by the funding of the Low-Income and Demand Side Management programs of $1.7 million and the write-off of $1.5 million of previously deferred gas costs. In 1997, the Registrant funded the Demand Side Management and Low-Income Weatherization programs under the IRP for $.7 million. Additionally, non-firm margin decreased $2.2 million when compared with 1997 due to an unfavorable pricing difference between natural gas and alternate fuels.

     As part of Energize RI, the Mechanism under the IRP was terminated in September 1997. In 1997, the Registrant recorded $1.5 million in additional margin as a result of this Mechanism. Thus, a decrease in margin from 1997 to 1998 occurred because this Mechanism was no longer available in 1998.

Operating and Maintenance Expenses
----------------------------------

     Overall, operating and maintenance expenses decreased approximately $1.3 million or 2.8 percent versus 1997. This decrease was primarily attributable to a decrease in the Registrant's bad debts. The decrease in bad debts was attributable to improved collection experience and the implementation of new credit policies, as well as decreased operating revenues from warmer than normal weather. The Registrant's other operating and maintenance expenses were essentially flat as a result of additional cost management due to the warmer weather.

Depreciation and Amortization Expense
-------------------------------------

     Depreciation and amortization expense increased approximately $1.1 million or 8.7 percent versus 1997. This increase was the result of increased capital spending for Energize RI commitments as well as the amortization of previously deferred environmental costs. Effective October 1, 1997, the Registrant began amortizing environmental costs over a 10-year period in accordance with the levels approved in Energize RI.

Taxes
-----

     Taxes decreased approximately $.5 million or 2.8 percent versus 1997. The overall change in taxes was primarily due to a decrease in gross earnings tax as a result of the warmer weather experienced in 1998 as compared to 1997. The decrease was partially offset by an increase in local property taxes as a result of capital spending.

Other, net
----------

     Other, net was essentially flat versus 1997.

Interest Expense
----------------

     Interest expense for 1998 was flat when compared to 1997. The Registrant's long-term interest expense increased by approximately $.3 million as a result of the Series S First Mortgage Bond issuance in April 1998. Offsetting the increase was a decrease in weighted average short-term borrowings as a result of the Series S First Mortgage Bond issuance, which caused short-term interest expense to decrease.

Liquidity and Capital Resources

     The Registrant's cash flow from operating activities decreased approximately $16 million for the fiscal year ended September 30, 1999 compared to 1998. The current year cash flow decreased as a result of the prior year reflecting receipt of funds in the first quarter of fiscal 1998 from the sale of the Registrant's working gas in storage to Duke Energy Trading and Marketing, L.L.C. under the terms of the parties' gas supply agreement. This decrease in operating cash flow was offset by a temporary increase in accounts payable this year related to the timing of such gas supply payments.

     Capital expenditures for the fiscal year ended September 30, 1999 of $39.1 million reflect an increase of $9.1 million or 30.5 percent when compared to $30 million last year. This spending increase was due primarily to the Registrant's technology expenditures related to Year 2000, system enhancements and environmental remediation expenditures. Capital expenditures for fiscal years 2000 and 2001 are expected to be approximately $53.1 million in total.

     During the current fiscal year, the Registrant's cash provided by financing activities increased $25.3 million. The Registrant issued $15 million in Series T First Mortgage Bonds on February 8, 1999. The Series T bonds are for a 30 year term at an interest rate of 6.5 percent. The Registrant has received an order from the Division which permits the amortization of the Series M bond repurchase premium over the life of the Series T bonds. The proceeds were used to reduce borrowings under its lines of credit as well as for general corporate purposes.

     In September 1999, the Registrant received a capital contribution of $4.8 million from Providence Energy Corporation in order to fund working capital requirements.

Year 2000 Update

     The Registrant's Year 2000 Project is substantially complete. The Project addresses the problem arising from the use in software programs and computing infrastructures of two-digit years to define the applicable year, rather than four-digit years, and from time-sensitive software that may recognize a date using "00" as the last two digits of the year 1900, rather than the year 2000.

Readiness

     The Registrant recognizes that the products and services that the Registrant provides to its customers are essential, and senior management has made Year 2000 readiness a top priority. The Registrant's Year 2000 Project Office has been working with two international consulting firms to ensure the continuity of mission critical business systems and processes before and beyond the Year 2000. The Registrant has organized the Project around the following four major areas:

1.   Information Technology Systems

     The Registrant continues to implement its technology plan, which includes the migration from a mainframe centric to a client server centric environment. The migration includes the replacement of CIS which supports the business functions of customer inquiry, service orders, and billing. The migration also includes the replacement of business applications such as financial, human resources, and procurement with a new client server based financial system. These new business applications have been represented to be Year 2000 ready by their respective vendors. Validation testing of these systems for Year 2000 readiness has been completed. Both the CIS and client server based financial system have been successfully placed into operation.

     The Registrant completed an inventory and assessment of its existing IT systems and IT infrastructure in March 1999. All mission critical and important systems have been remediated and tested for Year 2000 readiness.

     The Registrant has implemented procurement policies as part of its efforts to ensure Year 2000 readiness. These policies address any future changes to the Registrant's IT systems environment and its future acquisitions of IT systems.

2.   Embedded Systems

     Embedded microprocessors are found in equipment deployed in the Registrant's distribution and facility operations. The distribution area includes, but is not limited to, the monitoring, storage, measurement, and control of the flow of natural gas. The facility area includes, but is not limited to, back-up power supply, HVAC, and security at the Registrant's offices.

     The Registrant has successfully completed the assessment, remediation, and testing of all mission critical and important embedded systems including their Supervisory Control and Data Acquisition gas distribution system.

3.   Upstream/Downstream

     The Registrant has contacted all of its major suppliers, and none have indicated concern for potential business disruption.

     The Registrant's major suppliers critical to the delivery of natural gas to its system include interstate pipelines, Duke Energy Trading and Marketing, New England Electric System, and Bell Atlantic, which have indicated that they are following comprehensive programs on a timely schedule designed to achieve Year 2000 readiness. While the Registrant cannot guarantee Year 2000 readiness of these and other suppliers, the information received from them indicates that they expect to fulfill their obligations to the Registrant on and after January 1, 2000. The Registrant will continue to monitor the status of all critical suppliers throughout 1999. Any risk areas that surface as a result of these assessments are being addressed in contingency planning.

     The Registrant is actively participating with the Rhode Island Y2K Association which acts as a communication forum for key customers as well as the other essential suppliers of services such as telecommunications, water, and electric. The Registrant is also communicating its Year 2000 readiness to customers in bill stuffers, on its website and in state-sponsored "town meetings" throughout its service territory. On February 17, 1999, the Registrant provided testimony to the RIPUC regarding the Registrant's Year 2000 readiness and since then has filed quarterly updates with the RIPUC.

4.   Contingency Planning

     The Registrant has contingency plans in place for response to certain emergency operational situations. In addition, the Registrant has completed over 50 workshops to develop actionable contingency plans which will specifically address risks to the top 72 business processes related to the Year

2000 computer problem. Such contingency plans include using manual procedures and arranging for alternative suppliers. The Registrant has developed Year 2000 contingency plans for all mission critical and important business processes. The Registrant participated in a Year 2000 communications drill with other New England Gas Association local distribution companies and its pipeline supplier, Tennessee Pipeline Company. This planning will help provide mutual aid and assistance if necessary.

Year 2000 Costs

     The Registrant is capitalizing Year 2000 costs and will amortize these costs over a five-year period consistent with the regulatory levels as authorized by the RIPUC under the Energize RI program. As of September 30, 1999, the Registrant has deferred Year 2000 costs of approximately $7.6 million and has amortized $.3 million of these costs. Total costs for Year 2000 are expected to range from $7.6 million to $8.0 million. These estimated costs include external contractors and service providers and the balance of the unrecovered legacy CIS system that has been replaced, as well as other costs associated with the discontinuance of the operation of the mainframe. These estimates do not include Year 2000 costs for implementing the new CIS and client server based financial system pursuant to the Registrant's ongoing technology plan.

     Additionally, the Registrant does not separately track the internal costs incurred for the Year 2000 project. Such costs are principally the related payroll costs for the information systems group. Internal costs, except for the Year 2000 project manager, have been expensed as incurred.

     These cost estimates are based on management's best current estimates which were derived utilizing numerous assumptions of future events, including the continued availability of technological and certain other resources, the accuracy of third party assurances and other factors. There can be no guarantee that these estimates will be achieved, and actual results may differ from those discussed above.

Risk Assessment

     No amount of preparation and testing can guarantee Year 2000 readiness. However, the Registrant believes that it has taken and will take appropriate preventative measures designed to minimize disruption before, during, and after January 1, 2000.

     A disruption in the extraction or processing, transmission or storage of gas, or its distribution due to Year 2000 problems experienced by the Registrant's gas suppliers could prevent those suppliers from delivering a sufficient amount of gas to enable the Registrant to serve certain customer segments. Even if the flow of gas is not disrupted, customers may not be able to receive gas if electrical service is disrupted.

     Because of the difficulty of assessing Year 2000 readiness of these suppliers and others outside the control of the Registrant, the Registrant considers potential disruptions by these third parties to present the "reasonably likely worst case scenario". The Registrant's inability to serve its customers could result in increased costs, loss of revenue, and potential claims.

     This Year 2000 update contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties and actual results may differ materially from those described herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

                          THE PROVIDENCE GAS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                 SEPTEMBER 30

(Thousands of Dollars)                                             1999          1998
---------------------------------------------------------------------------------------
ASSETS

Gas plant, at original cost (notes 1, 5, 8, and 10)             $334,310       $313,549
Less - accumulated depreciation and
   plant acquisition adjustments (notes 1 and 10)                125,144        123,885
                                                                --------       --------
                                                                 209,166        189,664
                                                                --------       --------
Current assets:
     Cash and temporary cash investments (notes 1 and 9)             982            798
     Accounts receivable, less allowance of
       $1,999 in 1999 and $2,137 in 1998 (notes 1 and 4)           9,030          9,938
     Unbilled revenues (note 1)                                    2,707          1,610
     Inventories, at average cost -
        Materials, supplies, and fuels                               994          1,177
     Prepaid and refundable taxes (note 3)                         3,250          4,417
     Prepayments                                                   1,897          1,663
                                                                --------       --------
                                                                  18,860         19,603
                                                                --------       --------
Deferred charges and other assets (notes 1, 4, 7 and 10)          23,460         15,378
                                                                --------       --------
Deferred environmental costs (notes 8 and 10)                      9,719          3,969
                                                                --------       --------

     Total assets                                               $261,205       $228,614
                                                                ========       ========

CAPITALIZATION AND LIABILITIES

Capitalization (see accompanying statement)                     $183,353       $164,462
                                                                --------       --------
Current liabilities:
     Notes payable (notes 6 and 9)                                11,800          9,720
     Current portion of long-term debt (note 5)                    3,393          3,050
     Accounts payable (notes 7 and 9)                              9,586          7,332
     Accrued compensation (note 8)                                 1,542          1,225
     Accrued environmental expense (notes 8 and 10)                6,145              -
     Accrued interest                                              1,630          1,457
     Accrued taxes                                                 2,874          2,537
     Accrued vacation                                              1,724          1,597
     Accrued workers compensation                                    595            530
     Customer deposits                                             2,923          2,998
     Deferred revenue (note 1)                                       315              -
     Other                                                         2,838          2,247
                                                                --------       --------
                                                                  45,365         32,693
                                                                --------       --------
Deferred credits, reserves, and other liabilities:
     Accumulated deferred Federal income taxes (note 3)           23,128         21,351
     Unamortized investment tax credits (note 3)                   2,040          2,197
     Accrued environmental expense (note 8)                            -          1,750
     Accrued pension (note 7)                                      6,825          5,681
     Other (note 6)                                                  494            480
                                                                --------       --------
                                                                  32,487         31,459
                                                                --------       --------
Commitments and contingencies (notes 8 and 10)

     Total capitalization and liabilities                       $261,205       $228,614
                                                                ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                          THE PROVIDENCE GAS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE FISCAL YEARS ENDED
                                 SEPTEMBER 30

(Thousands, except per share amounts)                      1999           1998           1997
-------------------------------------------------------------------------------------------------
Operating revenues                                     $    179,339   $    184,326   $    210,673
Cost of gas sold                                             82,586         91,648        117,357
                                                       ------------   ------------   ------------
     Operating margin                                        96,753         92,678         93,316
                                                       ------------   ------------   ------------

Operating expenses:
     Operation and maintenance                               45,483         45,813         47,135
     Depreciation and amortization                           16,565         13,483         12,405
     Taxes -
         State gross earnings                                 5,316          5,363          6,023
         Local property and other                             8,245          7,729          7,433
         Federal income (note 3)                              4,728          4,342          4,489
                                                       ------------   ------------   ------------

Total operating expenses                                     80,337         76,730         77,485
                                                       ------------   ------------   ------------

Operating income                                             16,416         15,948         15,831

Other, net (notes 1 and 3)                                      935            284            371
                                                       ------------   ------------   ------------

Income before interest expense                               17,351         16,232         16,202
                                                       ------------   ------------   ------------

Interest expense:
     Long-term debt                                           6,806          6,362          6,042
     Other                                                    1,138          1,365          1,609
     Interest capitalized                                      (388)          (254)          (220)
                                                       ------------   ------------   ------------
                                                              7,556          7,473          7,431
                                                       ------------   ------------   ------------

Net income                                                    9,795          8,759          8,771

Dividends on preferred stock (note 5)                           348            487            626
                                                       ------------   ------------   ------------

Net income applicable to common stock                  $      9,447   $      8,272   $      8,145
                                                       ============   ============   ============

Net income per common share - basic (note 12)          $       7.60   $       6.65   $       6.55
                                                       ============   ============   ============

Net income per common share - diluted (note 12)        $       7.60   $       6.65   $       6.55
                                                       ============   ============   ============

Weighted average number of shares outstanding:
     Basic                                                  1,243.6        1,243.6        1,243.6
                                                       ============   ============   ============

     Diluted                                                1,243.6        1,243.6        1,243.6
                                                       ============   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                          THE PROVIDENCE GAS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE FISCAL YEARS ENDED SEPTEMBER 30

(Thousands of Dollars)                                      1999          1998            1997
-------------------------------------------------------------------------------------------------
Cash provided by (used for)
Operating Activities:
     Net income                                         $     9,795    $    8,759      $    8,771
     Items not requiring cash:
        Depreciation and amortization                        16,565        13,483          12,405
        Charges as a result of regulatory action             (2,357)        1,500               -
        Deferred Federal income taxes                           829         1,063             622
        Amortization of investment tax credits                 (158)         (157)           (156)
     Changes in assets and liabilities
      which provided (used) cash:
        Accounts receivable                                     908        21,010             881
        Unbilled revenues                                    (1,097)        1,048            (325)
        Deferred gas costs                                        -            (2)          5,977
        Materials, supplies, and fuels                          183           (11)         (2,222)
        Prepaid and refundable taxes                          1,758        (1,434)           (186)
        Prepayments                                            (234)         (697)            499
        Accounts payable                                        934        (3,282)           (366)
        Accrued compensation                                    317          (547)            150
        Accrued interest                                        173           264             (83)
        Accrued taxes                                           577             8             662
        Accrued vacation, accrued workers
          compensation, customer deposits, and other            930           (54)         (1,181)
        Accrued pension                                       1,144          (952)          1,060
        Deferred charges and other                           (2,303)        3,945           1,323
                                                        -----------    -----------    -----------
          Net cash provided by operations                    27,964         43,944         27,831
                                                        -----------    -----------    -----------

Investment activities:
     Expenditures for property, plant, and
      equipment, net                                        (39,104)       (29,971)       (19,764)
                                                        -----------    -----------    -----------

Financing activities:
     Issuance of mortgage bonds                              15,000         15,000              -
     Redemption of preferred stock                           (1,600)        (1,600)        (1,600)
     Issuance of long-term debt                                   -              -          1,345
     Payments on long-term debt                              (3,833)        (3,645)        (2,164)
     Premium payment on bonds                                     -         (1,392)             -
     Repurchase of mortgage bonds                                 -         (6,363)             -
     Increase (decrease) in notes payable, net                2,080        (10,690)          (390)
     Cash dividends on preferred shares (note 5)               (348)          (487)          (626)
     Cash dividends on common shares                         (4,775)        (4,776)        (4,777)
     Capital contribution received from parent                4,800              -              -
                                                        -----------    -----------    -----------
          Net cash provided (used) by financing
               activities                                    11,324        (13,953)        (8,212)
                                                        -----------    -----------    -----------
Increase (decrease) in cash and
   cash equivalents                                             184             20           (145)
Cash and cash equivalents at beginning
   of year                                                      798            778            923
                                                        -----------    -----------    -----------
Cash and cash equivalents at end of year                $       982    $       798    $       778
                                                        ===========    ===========    ===========

Supplemental disclosure of cash flow information:
     Cash paid during the year for -
        Interest (net of amount capitalized)            $     7,069    $     6,998    $     7,305
        Income taxes (net of refunds)                   $     3,400    $     4,198    $     2,215
     Schedule of noncash investing activities
        Equipment financed through capital leases       $       131    $         -    $       437
        Equipment financed through other
          long-term debt                                $         -    $         -    $     1,983

The accompanying notes are an integral part of these consolidated financial statements.

                          THE PROVIDENCE GAS COMPANY
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                 SEPTEMBER 30

(Thousands)                                                                   1999               1998
---------------------------------------------------------------------------------------------------------
Common equity (notes 5 and 7):
      Common stock, $1 Par, Authorized - 2,500 shares
         Outstanding - 1,244 shares in 1999 and 1998                      $      1,244       $      1,244
      Amount paid in excess of par                                              42,454             37,590
      Retained earnings                                                         47,479             42,807
                                                                          ------------       ------------
                                                                                91,177             81,641
                                                                          ------------       ------------
Cumulative preferred  stock (notes 5 and 9):
      Redeemable  8.7% series,  $100 Par
      Authorized - 80 shares
      Outstanding - 32 shares in 1999 and
         48 shares in 1998                                                       3,200              4,800
                                                                          ------------       ------------

Long-term debt (notes 5, 8 and 9):
      First Mortgage Bonds, secured by property -
      Series M, 10.25%, due July 31, 2008                                        1,819              2,728
      Series N, 9.63%, due May 30, 2020                                         10,000             10,000
      Series O, 8.46%, due September 30, 2022                                   12,500             12,500
      Series P, 8.09%, due September 30, 2022                                   12,500             12,500
      Series Q, 5.62%, due November 30, 2003                                     8,000              9,600
      Series R, 7.50%, due December 15, 2025                                    15,000             15,000
      Series S, 6.82%, due April 20, 2018                                       15,000             15,000
      Series T, 6.50%, due February 1, 2029                                     15,000                  -
Other long-term debt                                                             1,994              2,573
Capital leases                                                                     556              1,170
                                                                          ------------       ------------
                                                                                92,369             81,071

Less-current portion                                                             3,393              3,050
                                                                          ------------       ------------
Long-term debt, net                                                             88,976             78,021
                                                                          ------------       ------------

Total capitalization                                                      $    183,353       $    164,462
                                                                          ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                          THE PROVIDENCE GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CHANGES
                      IN COMMON STOCKHOLDER'S INVESTMENT
                 FOR THE THREE YEARS ENDED SEPTEMBER 30, 1999

                                                                                        Amount
                                                             Shares                     Paid in
                                                             ------
                                                     Issued and Outstanding             Excess           Retained
                                                     ----------------------
                  (Thousands)                       Number            Amount            of Par           Earnings
----------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996                            1,244        $     1,244       $     37,657      $    35,943
Add (deduct):
      Net income                                           -                  -                 -             8,771
      Cash dividends on common shares
        ($3.84 per share)                                  -                  -                 -            (4,777)
      Cash dividends on preferred
        shares ($8.70 per share)                           -                  -                 -              (626)
      Accrual for stock
        compensation plans                                 -                  -              (110)                -
      Amortization of deferred
        compensation                                       -                  -               138                 -
                                                 -----------        -----------       -----------       -----------

Balance, September 30, 1997                            1,244              1,244            37,685            39,311
Add (deduct):
      Net income                                           -                  -                 -             8,759
      Cash dividends on common shares
        ($3.84 per share)                                  -                  -                 -            (4,776)
      Cash dividends on preferred
        shares ($8.70 per share)                           -                  -                 -              (487)
      Accrual for stock
        compensation plans                                 -                  -              (266)                -
      Amortization of deferred
        compensation                                       -                  -               171                 -
                                                 -----------        -----------       -----------       -----------

Balance, September 30, 1998                            1,244              1,244            37,590            42,807
Add (deduct):
      Net income                                           -                  -                 -             9,795
      Cash dividends on common shares
        ($3.84 per share)                                  -                  -                 -            (4,775)
      Cash dividends on preferred
        shares ($8.70 per share)                           -                  -                 -              (348)
      Accrual for stock
        compensation plans                                 -                  -              (117)                -
      Amortization of deferred
        compensation                                       -                  -               181                 -
      Capital contribution received
        from parent                                        -                  -             4,800                 -
                                                 -----------        -----------       -----------       -----------

Balance, September 30, 1999                            1,244        $     1,244       $    42,454       $    47,479
                                                 ===========        ===========       ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

Consolidation
     The consolidated financial statements include the accounts of The Providence Gas Company and its wholly-owned subsidiary. Revenues from the natural gas distribution business are reflected in the accompanying Consolidated Statements of Income to arrive at operating income. Results of operations which are not regulated are presented after operating income in the accompanying Consolidated Statements of Income. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements
     The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Regulation
     The Registrant is subject to regulation by the RIPUC. The accounting policies of the Registrant conform to GAAP as applied in the case of regulated public utilities and are in accordance with the regulator's accounting requirements and rate-making practices.

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

     The Registrant capitalizes the costs of all technology investments with the exception of system maintenance costs, which are expensed unless deferral is approved by its regulator.

Impairment of Long-Lived Assets
     Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which became effective for the Registrant in 1997, established accounting standards for the impairment of long-lived assets. SFAS No. 121 also required that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. SFAS No. 121 has not impacted the Registrant's financial position or results of operations for the years presented.

Depreciation
     Depreciation is provided on the straight-line basis at rates approved by the RIPUC which are designed to amortize the cost of depreciable plant over its estimated useful life. The composite depreciation rate expressed as a percentage of the average depreciable gas plant in service was approximately
3.85 percent for 1999, 1998 and 1997.

     The Registrant retires property units by charging original cost, cost of removal, including environmental investigation and remediation costs, and salvage value to accumulated depreciation. Due to the magnitude of environmental investigation and remediation costs, these amounts have been separately stated in the accompanying Consolidated Balance Sheets.

Gas Charge Clauses
     In May 1996, the RIPUC approved a Rate Design Settlement Agreement. The Agreement included changes to the Registrant's gas cost recovery mechanism. Specifically, the Agreement replaced the previous CGA with the GCC effective June 2, 1996. In addition to the commodity and related pipeline transportation costs historically included in the CGA, the GCC provided for the recovery of:
(1) inventory financing costs; (2) working capital associated with gas supply purchases; (3) bad debt expenses associated with the gas revenue portion of customer bills; and (4) a substantial portion of liquefied natural gas operating and maintenance expenses, all of which were previously recovered in base rates. Similar to the former CGA, the GCC provided for reconciliation of total gas costs billed with the actual cost of gas incurred. Any excess or deficiency in amounts billed as compared to costs incurred was deferred and either refunded to, or recovered from, customers over a subsequent period. As a result of the Price Stabilization Plan Settlement Agreement described in Note 10, the GCC will be suspended for the period from October 1, 1997 through September 30, 2000. Any excess or deficiency in amounts billed as compared to costs incurred will be retained or borne by the Registrant during this period.

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


Deferred Charges and Other Assets include the following:

(thousands of dollars)                 1999     1998
----------------------------------------------------

Year 2000 costs                     $ 7,315  $ 2,518
Pension costs                         7,020    6,270
Unamortized debt expense              3,888    3,204
Exogenous recovery                    2,450        -
Cost of fuel assistance program         817      895
Other deferred charges                1,970    2,491
                                    -------  -------
   Total                            $23,460  $15,378
                                    =======  =======

Temporary Cash Investments
     Temporary cash investments are short-term, highly liquid investments with original maturities to the Registrant of not more than 90 days.

Reclassifications
     Certain prior year amounts have been reclassified for consistent presentation with the current year.

2.  SUBSEQUENT EVENT - MERGER

     On November 15, 1999, ProvGas' parent, Providence Energy Corporation, and Southern Union announced that their Boards of Directors unanimously approved a definitive merger agreement. ProvEnergy will serve as Southern Union's headquarters for its New England operations. The agreement calls for Southern Union to merge with ProvEnergy in a transaction valued at approximately $400 million, including assumption of debt. Under the terms of the agreement, ProvEnergy's shareholders will receive $42.50 per share of ProvEnergy stock in cash.

     Upon completion of the merger, Southern Union will serve approximately 1.5 million gas, electric, oil, and propane customers in Rhode Island, Massachusetts, Pennsylvania, Texas, Missouri, Florida, Connecticut, and Mexico.

     ProvEnergy will operate as an autonomous division of Southern Union with the headquarters remaining in Rhode Island, and pursuant to terms of the merger agreement, there will be no material changes to the operations of ProvEnergy. Southern Union will honor all of ProvEnergy's union contracts and no layoffs are anticipated as a result of the transaction. ProvEnergy's Chairman and Chief Executive Officer, James H. Dodge, will also become a member of Southern Union's Board of Directors.

     The transaction may require certain legal approvals, including the approval of the holders of a majority of the outstanding ProvEnergy shares, the Division, the RIPUC, the MDTE, the SEC, and FERC, as well as regulators in Texas, Missouri, Pennsylvania, and Florida, where Southern Union currently has operations.

3.  FEDERAL INCOME TAXES

     The Registrant records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires deferred taxes to be provided for all temporary differences.

The following is a summary of the provision for Federal income taxes for the three years ended September 30:


(thousands of dollars)             1999     1998     1997
---------------------------------------------------------
Current                          $4,031   $3,336   $3,898
Deferred                            829    1,063      622
                                 ------   ------   ------
Total Federal income tax
 provision                       $4,860   $4,399   $4,520
                                 ======   ======   ======
Income tax is charged to the
  following:

Operating expenses               $4,728   $4,342   $4,489

Other, net                          132       57       31
                                 ------   ------   ------
Total Federal income tax
 provision                       $4,860   $4,399   $4,520
                                 ======   ======   ======

     The effective Federal income tax rates and the reasons for their differences from the statutory Federal income tax rates are as follows:

                                        1999   1998   1997
                                        ----   ----   ----
Statutory Federal income tax
 rates                                  34.0%  34.0%  34.0%
Reversing temporary differences          (.7)   (.3)   (.2)
Amortization of investment
  tax credits                            (.4)   (.4)   (.4)
Other
                                          .3     .1     .6
                                        ----   ----   ----
Effective Federal income tax
rate                                    33.2%  33.4%  34.0%
                                        ====   ====   ====

     The Registrant's deferred tax assets and liabilities for each of the two years in the period ended September 30 are the result of the following temporary differences:

(thousands of dollars)                        1999        1998
--------------------------------------------------------------

Long-term deferred taxes
------------------------

 Tax assets
  Unamortized ITC                         $    719    $    774
  Other                                        241         424

 Tax liabilities
  Property related                         (21,571)    (21,801)
  Pension costs                               (125)       (237)
  Deferred charges                         ( 2,392)       (511)
                                           -------     -------

Net deferred tax liability included in
 accompanying Consolidated Balance
 Sheets                                   $(23,128)   $(21,351)
                                          ========    ========


Prepaid taxes
-------------

  Tax assets
   Accounts receivable reserves           $  1,287    $    921
   Property tax reserves                        61        (136)
   Other                                       615         540
  Tax liabilities
   Employee severance                           56          56
   Other                                      (139)       (108)
                                          --------    --------

  Net prepaid taxes                          1,880       1,273

  Prepaid gross earnings tax and other       1,370       3,144
                                          --------    --------
  Net prepaid and refundable taxes
   included in accompanying
   Consolidated Balance Sheets            $  3,250    $  4,417
                                          ========    ========

  Investment tax credits are amortized through credits to other, net over the estimated lives of related property.

4.  LEASE RECEIVABLES

     Previously, the Registrant financed the installation of water heaters and other appliances for its customers under one to three-year finance agreements. Additionally, the Registrant leased water heaters and appliances to customers under 10-year sales-type leases.

Future minimum lease payments to be received are:
(thousands of dollars)
----------------------

2000                             $  389
2001                                295
                                 ------
                                    684
Amount representing interest        (99)
                                 ------
Amount representing principal    $  585
                                 ======

5.  CAPITALIZATION

A.  First Mortgage Bonds

     In April 1998, the Registrant issued $15 million of Series S First Mortgage Bonds. These First Mortgage Bonds bear interest at the rate of 6.82 percent and mature in April 2018. The net proceeds provided by this indebtedness were used to finance capital expenditures and pay down short-term debt.

     In September 1998, the Registrant repurchased $6.4 million of Series M First Mortgage Bonds. The cost of repurchase was comprised of $6.4 million in principal and $1.4 million in premium. The premium will be amortized over 30 years, which is the life of the Series T First Mortgage Bonds, which the Registrant issued in February 1999. The Registrant has received an order from the Division which permits the amortization of the bond premium over the life of this new debt.

     The $15 million Series T First Mortgage Bonds bear interest at the rate of
6.5 percent and mature in February 2029. The proceeds received were used to reduce borrowings under lines of credit as well as for general corporate purposes.

    The Registrant's First Mortgage Bonds are secured by a lien on substantially all of the Registrant's tangible and real property.

     As of September 30, 1999, the annual sinking fund requirements and maturities for First Mortgage Bonds are as follows:

(thousands of dollars)
---------------------
2000                           $ 2,509
2001                             2,509
2002                             1,601
2003                             1,600
2004 and thereafter             81,600
                               -------
                               $89,819
                               =======

     The terms of the various supplemental indentures, as supplemented, under which the First Mortgage Bonds were issued, contain restrictions which provide that dividends may not be paid on common stock of the Registrant under certain conditions. Approximately $20 million of the Registrant's retained earnings were available for dividends under the most restrictive terms of the Registrant's First Mortgage Bond indenture.

B.  Other Long-term Debt

    During 1997, the Registrant financed equipment purchases of approximately $3,328,000 through the issuance of long-term notes to IBM Credit Corporation. The notes have five-year terms and interest rates ranging from 4.9 to 7.5 percent.

As of September 30, 1999, the maturities of these long-term notes over the next five years are $663,000 in 2000, $704,000 in 2001, $480,000 in 2002, $69,000 in
2003, and $78,000 in 2004 and thereafter.

C.  Redeemable Preferred Stock

    The Registrant's preferred stock, which consists of 80,000 shares of $100 par value, has an 8.7 percent cumulative annual dividend rate payable on a quarterly basis, and has no voting power or privileges. The stock is subject to a cumulative annual sinking fund requirement of 16,000 shares per year at par ($1,600,000) plus accrued or unpaid dividends, which commenced in February 1997. Accordingly, 16,000 shares were redeemed by the Registrant at par value in February 1999 and February 1998. Under the agreement, in addition to the sinking fund redemptions required, the Registrant has the option to redeem the final 16,000 shares of preferred stock on March 1, 2000. The Registrant intends to exercise this option.

6.  NOTES PAYABLE

    The Registrant meets seasonal cash requirements and finances capital expenditures on an interim basis through short-term bank borrowings. As of September 30, 1999, the Registrant had lines of credit totaling $53,000,000 with borrowings outstanding of $11,800,000. The Registrant pays a fee for its lines of credit rather than maintaining compensating balances. The weighted average short-term interest rate for borrowings outstanding at the end of the year was
5.50 percent in 1999, 5.48 percent in 1998, and 5.79 percent in 1997.

7.  EMPLOYEE BENEFITS

A.  Retirement Plans

    The Registrant has two pension plans providing retirement benefits for substantially all of its employees. The benefits under the plans are based on years of service and the employee's final average compensation. It is the Registrant's policy to fund at least the minimum required contribution.

The following table sets forth the funding status of the pension plans and amounts recognized in the Registrant's Consolidated Balance Sheets at September 30, 1999 and 1998:


(thousands of dollars)                               1999       1998
----------------------------------------------------------------------
Accumulated benefit obligation, including
  vested benefit obligation of $(47,613) as of
  September 30, 1999 and $(45,865) as
  of September 30, 1998                            $(56,747)  $(54,675)
                                                   ========   ========

Projected benefit obligation for service
  rendered to date                                 $(72,064)   (71,194)
Plan assets at fair value (primarily listed
  stocks, corporate bonds and U.S. bonds)            83,022     74,752
                                                   --------   --------
Excess of plan assets over projected
  benefit obligation                                 10,958      3,558
Unrecognized (gain)                                 (19,763)    (9,958)
Unrecognized prior service cost                       4,040      2,540
Unrecognized net transition asset
  being recognized over 15 years
  from October 1, 1985                                 (136)      (272)
                                                   --------   --------
Net accrued pension cost included in
  accrued pension and accounts payable at
  September 30, 1999 and 1998                      $ (4,901)  $ (4,132)
                                                   ========   ========

Net pension cost for fiscal years 1999, 1998, and 1997 included the following components:


(thousands of dollars)                      1999      1998       1997
---------------------------------------------------------------------

Service cost                            $  2,277   $ 1,980   $  1,818
Interest cost on benefit obligations       4,971     4,881      4,569
Actual return on plan assets             (11,588)   (1,334)   (16,428)
Net amortization and deferral              5,109    (6,510)    10,506
                                        --------   -------   --------
Net periodic pension cost                    769      (983)       465
Adjustment due to regulatory
 action                                     (769)      983       (465)
                                        --------   -------   --------
Net periodic pension cost recognized
 in earnings                            $      -   $     -   $      -
                                        ========   =======   ========

  In 1999, the discount rate and rate of increase in future compensation levels used in determining the projected benefit obligation were 7.25 percent and 5 percent, respectively. The expected long-term rate of return on assets was 9 percent in 1999.

  In 1998, the discount rate and rate of increase in future compensation levels used in determining the projected benefit obligation were 6.75 percent and 5 percent, respectively. In 1997 the discount rate and rate of increase in future compensation levels used in determining the projected benefit obligation were 8 percent and 6 percent, respectively. The expected long-term rate of return on assets was 9 percent in 1998 and 1997.

  The Registrant recovers pension costs in rates when such costs are funded. Therefore, the amount by which funding differs from pension expense, determined in accordance with GAAP, is deferred and recorded as a regulatory asset or liability.

B. Post-retirement Benefits Other Than Pensions

  The Registrant currently offers retirees who have attained age 55 and worked five years for the Registrant, healthcare and life insurance benefits during retirement. These benefits are similar to the benefits offered to active employees. Although retirees are not required to make contributions for healthcare and life insurance benefits currently, future contributions may be required if the cost of healthcare and life insurance benefits during retirement exceed certain limits.

  Since 1993, the post-retirement benefit costs for active employees are recorded on an accrual basis, ratably over their service periods. Benefits of $10,526,000 earned prior to 1993 have been deferred as an unrecognized transition obligation, which the Registrant is amortizing over a 20-year period.

  The Registrant funds its post-retirement benefit obligations to a Voluntary Employee Benefit Association Trust. Total contributions of $1,177,000 in 1999, $1,308,000 in 1998, and $1,372,000 in 1997 were made to the VEBA Trust.

  The Registrant recovers its post-retirement benefit obligation in rates to the extent allowed by the RIPUC. The RIPUC generally allows such costs to be recovered if amounts are funded into tax favored investment funds, such as the VEBA Trust. Accordingly, the Registrant fully recovered its 1999, 1998, and 1997 post-retirement benefit obligations because such obligations were funded into the VEBA Trust. In addition, in September 1996, the RIPUC approved a ratable recovery of the cumulative unrecovered difference of $1,041,000 during 1997, 1998, and 1999. Of the total post-retirement benefit obligations, $1,523,000, $1,654,000, and $1,718,000 were included in rates during 1999, 1998, and 1997, respectively.

  The healthcare and life insurance benefits' costs and accumulated post-retirement benefit obligation for 1999, 1998, and 1997 are calculated by the Registrant's actuaries using assumptions and estimates which include:

                                                       1999  1998     1997
                                                       -------------------
Healthcare cost annual growth rate                     7.55%  9.0%    10.2%
Healthcare cost annual growth rate - long-term         4.75   6.0      6.0
Expected long-term rate of return (union)               8.5   8.5      8.5
Expected long-term rate of return (non-union)           5.5   5.5      5.5
Discount rate                                          7.25  6.75      8.0

  The healthcare cost annual growth rate significantly impacts the estimated benefit obligation and annual expense. For example, in 1999, a one percent increase in the above rates would increase the obligation by $745,000 and the annual expense by $77,000. Decreasing the assumed health care cost annual growth rate by one percent would decrease the obligation by $596,000 and the annual expense by $62,000.

  The obligations and assets of the healthcare and life insurance benefits at September 30, 1999 and 1998 are:

(thousands of dollars)                    1999         1998
------------------------------------------------------------------

Accumulated post-retirement benefit
 obligation as of the end of the
 prior fiscal year                      $(12,886)   $(11,748)
Service cost                                (273)       (243)
Interest cost                               (848)       (945)
Actuarial loss/(gain) and
 assumption change                           872        (660)
Expected benefits paid                       724         710
                                        --------    --------
Accumulated post-retirement benefit
 obligation as of the end
 of the fiscal year                      (12,411)    (12,886)
                                        --------    --------
Fair value of plan assets as of
 the beginning of the year                 5,684       4,704
Return on plan assets                        627         377
Employer contributions                     1,177       1,308
Expenses paid                                (13)        (18)
Benefits paid                               (590)       (687)
                                        --------    --------
Fair value of plan assets
 as of the end of the year                 6,885       5,684
                                        --------    --------

Unfunded post-retirement benefit
 obligation                               (5,526)     (7,202)
Unrecognized transition obligation         7,368       7,895
Unrecognized net (gain) or loss           (1,842)       (693)
                                        --------    --------
Prepaid post-retirement
 benefit obligation included
 in the accompanying Consolidated
 Balance Sheets                         $      -    $      -
                                        ========    ========

  The Registrant's actuarially determined healthcare and life insurance benefits' costs for 1999, 1998, and 1997 include the following:


(thousands of dollars)           1999     1998     1997
--------------------------------------------------------

Service cost                    $  273   $  243   $  228
Interest cost                      849      945      896
Actual return on plan assets      (471)    (406)    (278)
Amortization and deferral          526      526      526
                                ------   ------   ------

Total annual plan costs         $1,177   $1,308   $1,372
                                ======   ======   ======

C.  Supplemental Retirement Plans

  The Registrant provides certain supplemental retirement plans for key employees. The projected benefit obligation is approximately $2,111,000 which is being accrued over the service period of these key employees. The supplemental retirement plans are unfunded. The Registrant accrued and expensed $407,000, $61,000, and $612,000 related to these benefits in 1999, 1998, and
1997, respectively.

D.  Performance and Equity Incentive Plan

  During 1992, the Board of Directors of Providence Energy, with subsequent approval of Providence Energy's common shareholders, adopted the Providence Energy Corporation Performance and Equity Incentive Plan. This plan provides that up to 225,000 shares of common stock, as well as cash awards, can be granted to key employees, including employees of the Registrant, at no cost to the employees. Key employees who receive common shares are entitled to receive dividends, but full beneficial ownership vests on the fifth anniversary of the date of grant provided the participant is still employed by Providence Energy or one of its subsidiaries. Vesting may be accelerated under certain circumstances, including a change in control. This plan also provides for cash compensation to key employees.

  The executive compensation incentive awards paid by the Registrant under this Plan totaled approximately $715,000 for 1999, $459,000 for 1998, and $439,000
for 1997. Amounts paid in cash are charged to expense when earned. However, amounts paid in restricted stock are deferred and amortized to expense over the five-year vesting period.

  Of the $715,000 1999 award, $483,000 will be paid in cash during 2000. Of the $459,000 1998 award, $310,000 was paid in cash during 1999. Of the $439,000
1997 award, $297,000 was paid in cash during 1998. Grant shares totaling 7,566, 7,230, and 5,989 were purchased by the Registrant and reissued to key employees during 1999, 1998, and 1997, respectively.


E.  Restricted Stock Incentive Plan

  The Restricted Stock Incentive Plan, which was discontinued in 1998, provided that up to 60,000 shares of Providence Energy common stock may be granted to employees of the Registrant with at least three months of service, who are not officers or covered by a collective bargaining agreement, at no cost to the employee. All participants were entitled to receive dividends; however, full beneficial ownership vests on the third anniversary of the date of the grant provided that the participant is still employed by the Registrant. Vesting may be accelerated under certain circumstances.

  The purchase of 4,230 shares for the Restricted Stock Incentive Plan for the 1997 award occurred in 1998 at a cost of approximately $90,000. All amounts awarded under the Restricted Stock Incentive Plan are deferred and amortized to expense over a three-year period.

F.  1998 Performance Share Plan

  Effective October 1, 1998, the Board of Directors of ProvEnergy adopted a Performance Share Plan to encourage executives' interest in longer-term performance by keying incentive payouts to the total return performance of Providence Energy Corporation's (Providence Energy) common stock in relation to that of other companies in the Edward Jones and Company gas distribution group of approximately 30 companies and to the change in Providence Energy's Stock price over three-year performance periods. The number of shares earned will range from 50 percent to 150 percent of awarded shares, if based on the relative total shareholder return method, and 50 percent to 100 percent, if based on the increase in the stock price of Providence Energy's common stock during the three-year period. These levels were developed to bring total compensation levels for the Registrant and its parent company, Providence Energy Corporation, more in line with survey data for the relevant labor market. No shares will be earned unless Providence Energy shareholders have earned a minimum annual return over the three-year period equal to the total annual return for 30-year Treasury notes during such period. Upon the occurrence of a change in control, unless otherwise prohibited, the opportunities under all outstanding awards shall be deemed to have been fully earned for the entire performance period as of the effective date of the change in control. Dividends will not be paid on the shares until they are earned. Awards will be paid half in cash and half in Providence Energy common stock. During 1999, 38,000 shares were granted under this plan.

8.   COMMITMENTS AND CONTINGENCIES

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

B. Capital Leases

     The Registrant has a capital lease with Algonquin for storage space in a LNG tank. The capital lease arrangement also provides that Algonquin lease from the Registrant, for a corresponding term at an annual amount of $150,000, the land on which the tank is situated. The Registrant also leases certain information systems and other equipment under capital leases.

Property under Capital Leases:
------------------------------

(thousands of dollars)                1999       1998
-------------------------------------------------------
Gas plant                           $ 6,116     $ 6,116
Computer and other equipment            568       1,988
Accumulated depreciation             (6,067)     (6,937)
                                    -------     -------
                                    $   617     $ 1,167
                                    =======     =======

Commitments for Capital Leases:
------------------------------

                                      *LNG      Computer
(thousands of dollars)               Storage   Equipment   Total
----------------------------------------------------------------
2000                                $  136      $   144   $  280
2001                                   136          144      280
2002                                     -           69       69
2003                                     -           34       34
2004                                     -            2        2
                                    ------      -------   ------
                                    $  272      $   393      665
                                    ------      -------
Amount representing interest                                (109)
                                                          ------
Amount representing principal                             $  556
                                                          ======

* This capital lease will be terminated once the terms of the contract with Algonquin, which is described below, are met.

C. Operating Leases

     The Registrant also leases facilities and equipment under operating leases with total future payments as of September 30, 1999 as follows:

(thousands of dollars)
----------------------

2000        $205
2001         145
2002          61
            ----
            $411
            ====

D. Gas Supply

     As part of the Price Stabilization Plan Settlement Agreement described in
Note 10, the Registrant entered into a full requirements gas supply contract with DETM, a joint venture of Duke Energy Corporation and Mobil Corporation, for a term of three years commencing October 1, 1997. Under the contract, DETM guarantees to meet the Registrant's supply requirements; however, the Registrant must purchase all of its gas supply exclusively from DETM. In addition, under the contract, the Registrant transferred responsibility for its pipeline capacity resources, storage contracts, and LNG capacity to DETM. As a result, the Registrant's gas inventories of approximately $18 million at September 30, 1997 were sold at book value to DETM on October 1, 1997.

     In addition to providing supply for firm customers at a fixed price, DETM will provide gas at market prices to cover the Registrant's non-firm sales customers' needs and to make up the supply imbalances of transportation customers. DETM will also provide various other services to the Registrant's transportation service customers including enhanced balancing, standby, and the storage and peaking services available under the Registrant's approved FT-2 storage service effective December 1, 1997. DETM will receive the supply-related revenues from these services in exchange for providing the supply management inherent in these services.

     Included in the DETM contract are a number of other important features. The Registrant has retained the right to continue to make gas supply portfolio changes to reduce supply costs. To the extent the Registrant makes such changes, the Registrant must keep DETM whole for the value lost over the remainder of the contract period. The outsourcing of day-to-day supply management relieves the Registrant of the need to perform certain upstream supply management functions. This will make it possible for the Registrant to take on the additional supply management workload required by the further unbundling of firm sales customers without major staffing additions.

     The Registrant has entered into an agreement replacing its existing service contract with Algonquin, a subsidiary of Duke Energy Corporation. Algonquin is the owner and operator of a LNG tank located in Providence, Rhode Island. The Registrant relies upon this service to provide gas supply into its distribution system during the winter period. The service provided for in the agreement, subject to the successful completion of construction, is expected to begin in the first quarter of fiscal 2000. Under the terms of the agreement, Algonquin replaced and expanded the vaporization capability at the tank. The Registrant will receive approximately $2.6 million from Algonquin. Of the $2.6 million, approximately $.9 million represents reimbursement received by the Registrant in 1999 for costs incurred related to the project including labor, engineering, and legal expenses. The remaining portion of the payment, or approximately $1.7 million, will be paid to DETM under the Registrant's contract with DETM as reimbursement for the additional costs that DETM will incur when the Algonquin storage capacity is released to DETM as provided for in the gas supply contract described above. This payment is expected 60 days after the in-service date of the project.

     In June 1999, the FERC issued an order in Docket Number CP99-113 approving Algonquin's project described above. In that order FERC also approved the new 10-year contract between Algonquin and the Registrant for service from the tank. Also approved was the Registrant's parallel filing, PR99-8, requesting regulatory authorization to charge Algonquin for transportation of gas vaporized for other Algonquin customers and transported by the Registrant to the Algonquin pipeline on behalf of those customers.

     As a result of FERC Order 636 and other related orders, pipeline transportation companies have incurred significant costs, collectively known as transition costs. The majority of these costs will be reimbursed by the pipeline's customers, including the Registrant. The Registrant estimates its transition costs to be approximately $21.7 million, of which $16.2 million has been included in the GCC and collected from customers through September 30, 1997.

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

     At September 30, 1999, the Registrant was aware of five sites at which future costs may be incurred.

Plympton Sites (2)

     The Registrant has been designated as a PRP under the Comprehensive Environmental Response Compensation and Liability Act of 1980 at two sites in Plympton, Massachusetts on which waste material is alleged to have been deposited by disposal contractors employed in the past either directly or indirectly by the Registrant and other PRPs. With respect to one of the Plympton sites, the Registrant has joined with other PRPs in entering into an Administrative Consent Order with the Massachusetts Department of Environmental Protection. The costs to be borne by the Registrant, in connection with both Plympton sites, are not anticipated to be material to the financial condition of the Registrant.

Providence Site

     During 1995, the Registrant began a study at its primary gas distribution facility located in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of September 30, 1999, approximately $3.0 million had been spent primarily on studies and the formulation of remediation work plans at this site. In accordance with state laws, such a study is monitored by the DEM. The purpose of this study was to determine the extent of environmental contamination at the site. The Registrant has completed the study which indicated that remediation will be required for two-thirds of the property. The remediation began in June 1999 and is anticipated to be completed during the next fiscal year. During this remediation period, the remaining one-third of the property will also be investigated and remediated if necessary.

     The Registrant has compiled a preliminary range of costs, based on removal and off-site disposal of contaminated soil, ranging from $7.0 million to in excess of $9.0 million. However, because of the uncertainties associated with environmental assessment and remediation activities, the future cost of remediation could be higher than the range noted. Based on the proposals for remediation work, the Registrant has a net accrual of $6.1 million at September 30, 1999 for anticipated future remediation costs at this site.

Westerly Site

     Tests conducted following the discovery of an abandoned underground oil storage tank at the Registrant's Westerly, Rhode Island operations center in 1996 confirmed the existence of coal tar waste at this site. As a result, the Registrant completed a site characterization test. Based on the findings of that test, the Registrant concluded that remediation would be required. As of September 30, 1999, the Registrant had removed an underground oil storage tank and regulators containing mercury disposed of on the site, as well as some localized contamination. The costs associated with the site characterization test and partial removal of soil contaminants were shared equally with the former owner of the property. The Registrant is currently engaged in negotiations to transfer the property back to the previous owner, who would continue to remediate the site. The purchase and sale agreement is anticipated to be signed during fiscal 2000, at which time the previous owner will assume responsibility for removal of coal tar waste on the site. The Registrant remains responsible for cleanup of any mercury released into adjacent water. Contamination from scrapped meters and regulators, which was discovered in 1997, was reported to the DEM and the Rhode Island Department of Health and the Registrant has completed the necessary remediation. Costs incurred by the Registrant to remediate this site were approximately $.1 million.

Allens Avenue Site

     In November 1998, the Registrant received a letter of responsibility from DEM relating to possible contamination on previously-owned property on Allens Avenue in Providence. The current operator of the property has been similarly notified. Both parties have been designated as PRPs. A work plan has been created and approved by DEM. An investigation has begun in order to determine the extent of the problem and the Registrant's responsibility. The Registrant has entered into a cost sharing agreement with the current operator of the property, under which the Registrant will be held responsible for approximately 20 percent of the costs related to the investigation. Total estimated costs of testing at this site are anticipated to be approximately $.2 million. Until the results of the investigation are known, the Registrant cannot offer any conclusions as to its responsibility.

General

     In prior rate cases filed with the RIPUC, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Due to the magnitude of the Registrant's environmental investigation and remediation expenditures, the Registrant sought current recovery for these amounts. As a result, in accordance with the Price Stabilization Plan Settlement Agreement described in Note 10, effective October 1, 1997, all environmental investigation and remediation costs incurred through September 30, 1997, as well as all costs incurred during the three-year term of the Plan, will be amortized over a 10-year period, in accordance with the levels authorized in Energize RI. Additionally, it is the Registrant's practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental-related costs. As of September 30, 1999, the Registrant has incurred environmental assessment and remediation costs of $4.7 million and has a net accrual of $6.1 million for future costs.

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

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value disclosures for the following financial instruments:

Cash, Cash Equivalents, Accounts Payable, and Short-term Debt
-------------------------------------------------------------

The carrying amount approximates fair value due to the short-term maturity of these instruments.

Long-term Debt and Preferred Stock
----------------------------------

The fair value of long-term debt and preferred stock is estimated based on currently quoted market prices for similar types of issues.

The carrying amounts and estimated fair values of the Registrant's financial instruments at September 30 are as follows:

                                    1999                    1998
                                    ----                    ----

                              Carrying     Fair      Carrying   Fair
(thousands of dollars)         Amount      Value      Amount    Value
----------------------------------------------------------------------
Cash and cash equivalents     $   982    $   982     $   798   $   798

Accounts payable                9,586      9,586       7,332     7,332

Short-term debt                11,800     11,800       9,720     9,720

Long-term debt                 92,369     74,403      81,071    93,707

Preferred stock                 3,200      3,223       4,800     5,040

     The difference between the carrying amount and the fair value of the Registrant's preferred stock and 1998 long-term debt, if they were settled at amounts reflected above, would likely be recovered in the Registrant's rates over a prescribed amortization period. Accordingly, any settlement should not result in a material impact on the Registrant's financial position or results of operations.

10.  RATE CHANGES

     In August 1997, the RIPUC approved Energize RI among the Registrant, the Division, the Energy Council of Rhode Island, and the George Wiley Center. Effective October 1, 1997 through September 30, 2000, Energize RI provides firm customers with a price decrease of approximately 4.0 percent in addition to a three-year price freeze. Under Energize RI, the GCC mechanism has been suspended for the entire term. Also, in connection with the Plan, the Registrant wrote off approximately $1.5 million of previously deferred gas costs in October 1997. Energize RI also provides for the Registrant to make significant capital investments to improve its distribution system and support economic development. Specific capital improvement projects funded under Energize RI are estimated to total approximately $26 million over its three-year term. In addition, under Energize RI, the Registrant provides funding for the Low-Income Assistance Program at an annual level of $1.0 million, the Demand Side Management Rebate Program at an annual level of $.5 million and the Low-Income Weatherization Program at an annual level of $.2 million. Energize RI also continues the process of unbundling by allowing the Registrant to provide unbundled service offerings for up to 10 percent per year of firm deliveries.

     As part of Energize RI, the Registrant has reclassified and is amortizing approximately $4.0 million of prior environmental costs. These costs and all environmental costs incurred during the term of the Plan will be amortized over a 10-year period, in accordance with the levels authorized in Energize RI.

     Under Energize RI, the Registrant may earn up to 10.9 percent, but not less than 7.0 percent, annually on its average common equity, which is capped at $81.0 million, $86.2 million, and $92.0 million in fiscal 1998, 1999, and 2000, respectively. In the event that the Registrant earns in excess of 10.9 percent or less than 7.0 percent, the Registrant will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner to be determined by all parties to the Plan and approved by the RIPUC.

     As part of Energize RI, the Registrant is permitted to file annually with the Division for the recovery of exogenous changes which may occur during the three-year term of the Plan. Exogenous changes are defined as "...significant increases or decreases in the Registrant's costs or revenues which are beyond the Registrant's reasonable control." Any disputes between the Registrant and the Division regarding either the nature or quantification of the exogenous changes are to be resolved by the RIPUC. The impact of any such exogenous changes will be debited or credited to a regulatory asset or liability account throughout the term of Energize RI and will be recovered or refunded at the expiration of the Plan through a method to be determined.

     In fiscal 1998, the Registrant did not earn its allowed rate of return primarily as a result of the extremely warm winter weather and the loss of non-firm margin. The Registrant believed the causes of these two events were beyond its reasonable control and thus deemed them to be exogenous changes. In March 1999, the Registrant reached an agreement with the Division, which allowed it to recover $2.45 million in revenue losses attributable to exogenous changes experienced by the Registrant in fiscal 1998. The RIPUC reviewed the exogenous changes agreement to ensure consistency with the terms of Energize RI and affirmed the agreement at its May 28, 1999 open meeting.

     During fiscal 1999, the Registrant recognized into revenue $2.45 million for the exogenous changes recovery, and at year-end has deferred approximately $.5 million of revenue under the provisions of the earnings cap of Energize RI.

     The Registrant intends to file for recovery of exogenous changes experienced in 1999 which resulted from factors similar to 1998. Absent further exogenous recovery and/or other factors such as colder than normal weather, the Registrant's ability to earn a 10.9 percent return on average common equity in the final year of Energize RI is substantially impaired.

11.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     SFAS No. 133 is effective in the first fiscal quarter for the Registrant's fiscal year ending September 30, 2001. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at a company's election, before January 1, 1998).

     The Registrant has not yet quantified the impact of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of adoption of SFAS No. 133.

     In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". It applies to all non-governmental entities and is effective for the Registrant's financial statements for the fiscal year ending September 30, 2000. The provisions of this SOP should be applied to internal-use software costs incurred in fiscal years subsequent to December 15, 1998 for all projects, including those projects in progress upon initial application of the SOP.

     The SOP establishes accounting standards for the determination of capital or expense treatment of expenditures for computer software developed or obtained for internal use based upon the stage of development. The SOP defines three stages as (1) Preliminary Project, (2) Application Development, and (3) Post-Implementation/Operation. As a general rule, the Preliminary Project and Post-Implementation/Operation phase expenditures are expensed and Application Development expenditures are capitalized.

     The Registrant will adopt the SOP in fiscal 2000 and does not expect it to have a material impact on the financial statements.

12.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following is unaudited quarterly financial information for the two years ended September 30, 1999 and 1998. Quarterly variations between periods are caused primarily by the seasonal nature of gas sales.

(thousands, except per share amounts)

                                            Quarter Ended
                               ---------------------------------------
                               Dec. 31   Mar. 31    June 30   Sept. 30
                               ---------------------------------------
Fiscal 1999
----------------------------------------------------------------------
Operating revenues             $53,301   $77,908    $29,515    $18,615
Operating income (loss)          6,172    11,941      1,272     (2,969)
Net income (loss)
  applicable to common
  stock                          4,464    10,037       (197)    (4,857)
Net income (loss) per share
  applicable to
  common stock*                   3.59      8.07       (.16)     (3.91)


Fiscal 1998
----------------------------------------------------------------------
Operating revenues             $59,200   $73,686    $31,155    $20,285
Operating income (loss)          6,214    11,564        644     (2,474)
Net income (loss)
  applicable to
  common stock                   4,298     9,695     (1,106)    (4,615)
Net income (loss) per
  share applicable to
  common stock*                   3.46      7.79       (.89)     (3.71)

* Calculated on the basis of weighted average shares outstanding during the quarter.

                             LIST OF DEFINED TERMS
                             ---------------------

ABBREVIATIONS, ACRONYMS and OTHER DEFINED TERMS:

AFUDC: Allowance for Funds Used During Construction

ALGONQUIN: Algonquin Gas Transmission Company

CGA: Cost of Gas Adjustment Clause

CIS: Customer Information System

DEM: Rhode Island Department of Environmental Management

DETM: Duke Energy Trading and Marketing, L.L.C.

DIVISION: Rhode Island Division of Public Utilities and Carriers

DSM: Demand Side Management

ENERGIZE RI OR THE PLAN: Price Stabilization Plan Settlement Agreement

FASB: Financial Accounting Standards Board

FERC: Federal Energy Regulatory Commission

GAAP: Generally Accepted Accounting Principles

GCC: Gas Charge Clause

HVAC: Heating, Ventilating and Air Conditioning systems

IRP: Integrated Resource Plan

IT: Information Technology

LDC: Local Distribution Company

LNG: Liquefied Natural Gas

MDTE: Massachusetts Department of Telecommunications and Energy

MECHANISM: Performanced-Based Ratemaking Mechanism

NORTH ATTLEBORO GAS: North Attleboro Gas Company

PBR: Performance Based Regulation

PNGTS: Portland Natural Gas Transmission System

PROVENERGY: Providence Energy Corporation

PROVENERGY SERVICES: Providence Energy Services, Inc.

PRP: Potentially Responsible Party

RIPUC: Rhode Island Public Utilities Commission

SCADA: Supervisory Control and Data Acquisition system

SEC: Securities and Exchange Commission

SFAS: Statement of Financial Accounting Standards

SOP: Statement of Position

SOUTHERN UNION: Southern Union Company

THE REGISTRANT: The Providence Gas Company

VEBA: Voluntary Employee Benefit Association

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of The Providence Gas Company:

     We have audited the accompanying consolidated balance sheets and the consolidated statements of capitalization of The Providence Gas Company (a Rhode Island corporation and a wholly-owned subsidiary of Providence Energy Corporation) as of September 30, 1999 and 1998, and the related consolidated statements of income, changes in common stockholder's investment and cash flows for each of the three years in the period ended September 30, 1999. These financial statements and the schedule referred to below are the responsibility of the Registrant's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Providence Gas Company as of September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

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

Arthur Andersen LLP


/s/ Arthur Andersen LLP
-----------------------
Boston, Massachusetts
November 2, 1999 (except for the information discussed in Note 2, as to which the date is November 16, 1999)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------
    ACCOUNTING AND FINANCIAL DISCLOSURE
    -----------------------------------

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
     The following information is furnished with respect to the executive officers of the Registrant:

                                                                Year Office
Name and Age                  Office                            First Held
------------                  ------                            -----------

James H. Dodge     (59)     Chairman, President, and Chief
                            Executive Officer                       1992

James DeMetro      (51)     Executive Vice President                1999

Robert W. Owens    (51)     Senior Vice President, Gas
                            Distribution                            1996

Kenneth W. Hogan   (54)     Vice President, Chief
                            Financial Officer, and
                            Treasurer                               1999

Peter J. Gill      (40)     Vice President, Information
                            Technology                              1998

Susann G. Mark     (52)     Vice President, General Counsel,
                            and Secretary                           1999

James A. Grasso    (45)     Vice President, Public and Government
                            Affairs, and Assistant Secretary        1998

Timothy S. Lyons   (38)     Vice President, Marketing, and
                            Regulatory Affairs                      1998

Gary L. Beland     (49)     Assistant Vice President,               1996
                            Gas Supply

Sharon A. Dufour   (34)     Controller                              1998

     Mr. Dodge was elected President and Chief Executive Officer in August 1990 and subsequently became Chairman of the Board in January 1992. Mr. Dodge currently serves as a member of the Board of Capital Properties, Inc., a non-affiliated real estate leasing company.

     Mr. DeMetro was elected Executive Vice President in February 1999. For three years prior thereto Mr. DeMetro served as Senior Vice President, Energy Services. For four years prior thereto, Mr. DeMetro served the Registrant as Vice President, Energy Services.

     Mr. Owens was elected Senior Vice President, Gas Distribution in February 1996. For more than two years prior thereto, Mr. Owens served the Registrant as Vice President, Operations. For more than five years prior thereto, Mr. Owens served the Registrant in various management positions, with his last position as Vice President, Treasurer and Chief Financial Officer.

     Mr. Hogan was elected Vice President, Chief Financial Officer, and Treasurer in April 1999. For more than five years prior thereto, Mr. Hogan served as Senior Vice President, Chief Financial Officer, and Secretary of Valley Resources, Inc., a diversified energy company.

     Mr. Gill was elected Vice President, Information Technology in September 1998, effective October 1, 1998. For more than two years prior thereto, Mr. Gill served as Controller and Assistant Treasurer. For two years prior thereto, Mr. Gill served the Registrant as Director of Planning.

                                     III-1

     Ms. Mark was elected Vice President, General Counsel, and Secretary of the Registrant in May 1999. For one year prior thereto, Ms. Mark served as Vice President, General Counsel, and Secretary of ProvEnergy. For one year prior to that, Ms. Mark was a partner in the Business Law Group at Brown, Rudnick, Freed & Gesmer and for eight years prior to that was a partner in the Corporate Law Practice Group at Licht and Seminoff.

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

                                     III-2

DIRECTORS OF THE REGISTRANT
---------------------------

     For information called for by this item, reference is made to pages 2 through 6 of Providence Energy Corporation's proxy statement filed December 21, 1999 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 20, 2000.

                                     III-3

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

 For the information called for by this item, reference is made to pages 7 to 18 of Providence Energy Corporation's proxy statement filed December 21, 1999 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 20, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

 Not applicable. All of the Registrant's voting securities are held by Providence Energy Corporation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

 For information called for by this item, reference is made to pages 6 through 7 of Providence Energy Corporation's proxy statement filed December 21, 1999 with the Securities and Exchange Commission for the annual meeting of shareholders to be held January 20, 2000.

                                     III-4

                                    PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
     -------------------------------------------------------------------------

                          THE PROVIDENCE GAS COMPANY

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

(a)  Financial Statements and Schedules
     ----------------------------------

Consolidated Balance Sheets--September 30, 1999 and 1998
Consolidated Statements of Income for the years ended September 30, 1999, 1998, and 1997
Consolidated Statements of Cash Flows for the years ended September 30, 1999, 1998, and 1997
Consolidated Statements of Capitalization--September 30, 1999 and 1998 Consolidated Statements of Changes in Common Stockholder's Investment for the years ended September 30, 1999, 1998, and 1997
Notes to Consolidated Financial Statements
Report of Independent Public Accountants

Schedule II. Reserves for the years ended September 30, 1999, 1998, and 1997.

    Schedules I to XIII not listed above are omitted as not applicable or not required under Regulation S-X.

(b)  Reports on Form 8-K
     -------------------

     Although no reports were filed on Form 8-K during the latest quarter of the Registrant's fiscal year ended September 30, 1999, the Registrant's parent company, ProvEnergy, filed a report on Form 8-K on November 15, 1999 regarding ProvEnergy's Agreement and Plan of Merger with Southern Union.

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

4.5  Nineteenth Supplemental Indenture dated as of April 1, 1998. (Filed as
     Exhibit 4.6 to the report of the Registrant in Form 10-K for the year ended September 30, 1998, incorporated herein by this reference.)

4.6  Twentieth Supplemental Indenture dated as of February 1, 1999.

4.7  Twenty-first Supplemental Indenture dated as of October 12, 1999.

10.1 Redacted gas supply contract dated October 1, 1997 between Duke Energy Trading and Marketing, L.L.C. and the Registrant. (Filed as Exhibit 10 to Form 10-Q of the Registrant for the quarter ended June 30, 1998, incorporated herein by this reference.)

10.2 Liquefied Natural Gas Service Precedent Agreement dated December 11, 1998 between Algonquin LNG, Inc. and the Registrant. (Filed as Exhibit 10a to Form 10-Q of the Registrant for the quarter ended December 31, 1998, incorporated herein by this reference.)

10.3 Employment Agreement dated October 1, 1998 between Peter J. Gill, Vice President, Information Technology and the Registrant. (Filed as Exhibit 10a to Form 10-Q of the Registrant for the quarter ended June 30, 1999, incorporated herein by this reference.)

21   Subsidiary of the Registrant.

Supplemental Schedule

                                  Schedule II
                            PROVIDENCE GAS COMPANY
                            ----------------------
                         RESERVES FOR THE YEARS ENDED
                         ----------------------------
         SEPTEMBER 30, 1999, SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
         -------------------------------------------------------------
                            (Thousands of Dollars)

                                                                                    Charges
                                                                                    for
                                                                                    Which
                                              Additions                             Reserves
                                Balance       Charged           Other               Were           Balance
                                 9/30/98      to Operations     Add (Deduct)        Created        9/30/99
                                --------      -------------     ------------        -------        -------
RESERVES DEDUCTED FROM
  ASSETS:
  Accounts receivable
    Allowance for
     doubtful accounts          $  2,048      $       4,308     $        127 (D)    $ 4,485        $ 1,998
    Allowance for lease
     receivables -
      current                         89                  4              (90)(D)          2              1
                                --------      -------------     ------------        -------        -------
     Total                      $  2,137      $       4,312     $         37        $ 4,487        $ 1,999
                                ========      =============     ============        =======        =======
  Allowance for lease
   receivables - long-term      $    372      $          72     $       (183)(D)    $    75        $   186
                                ========      =============     ============        =======        =======

DEFERRED CREDITS AND
RESERVES:
Accumulated deferred
 income taxes                   $ 21,351      $         829     $        948 (F)    $     -        $23,128
                                --------      -------------     ------------        -------        -------
Unamortized investment
 tax credit                        2,197                  -                -            157          2,040
                                --------      -------------     ------------        -------        -------
Accrued pension                    5,681                427              769 (A)         52          6,825
                                --------      -------------     ------------        -------        -------
Accrued environmental              1,750                  -           (1,750)(C)          -              -
                                --------      -------------     ------------        -------        -------
Liability and
 damage reserve                      480                126               73 (E)        185            494
                                --------      -------------     ------------        -------        -------
Total deferred
 credits and
 reserves                       $ 31,459      $       1,382     $         40        $   394        $32,487
                                ========      =============     ============        =======        =======

                                                                                    Charges
                                                                                    for
                                                                                    Which
                                              Additions                             Reserves
                                Balance       Charged           Other               Were           Balance
                                9/30/97       to Operations     Add (Deduct)        Created        9/30/98
                                --------      -----------       -----------         -------        -------
RESERVES DEDUCTED FROM
  ASSETS:
  Accounts receivable
  Allowance for
    doubtful accounts           $  1,690      $  4,618          $     -             $  4,260       $  2,048
  Allowance for lease
    receivables -
     current                          49            40                -                    -             89
                                --------      --------          -------             --------       --------
     Total                      $  1,739      $  4,658          $     -             $  4,260       $  2,137
                                ========      ========          =======             ========       ========
  Allowance for lease
    receivables -
     long-term                  $    401      $     72          $     -             $    101       $    372
                                ========      ========          =======             ========       ========

DEFERRED CREDITS AND
  RESERVES:
  Accumulated deferred
   income taxes                 $ 20,598      $  1,063          $  (310)(F)         $       -      $ 21,351
                                --------      --------          -------             ---------      --------
  Unamortized investment
   tax credit                      2,354             -                -                   157         2,197
                                --------      --------          -------             ---------      --------
  Accrued pension                  6,633            83             (984)(A)                51         5,681
                                --------      --------          -------             ---------      --------
  Accrued environmental            1,750             -                -                     -         1,750
                                --------      --------          -------             ---------      --------
  Liability and
    damage reserve                   622           (22)               -                   120           480
                                --------      --------          -------             ---------      --------
  Total deferred
   credits and
   reserves                     $ 31,957      $  1,124          $(1,294)            $     328      $ 31,459
                                ========      ========          =======             =========      ========


                                                                                    Charges
                                                                                    for
                                                                                    Which
                                              Additions                             Reserves
                                Balance       Charged           Other               Were           Balance
                                9/30/96       to Operations     Add (Deduct)        Created        9/30/97
                                -------       -------------     ------------        -------        -------
RESERVES DEDUCTED FROM
  ASSETS:
  Accounts receivable
  Allowance for
   doubtful accounts            $ 2,974       $     4,872       $        -          $ 6,156        $ 1,690
  Allowance for lease
   receivables -
     current                          9                94                -               54             49
                                -------       -----------       ----------          -------        -------
     Total                      $ 2,983       $     4,966       $        -          $ 6,210        $ 1,739
                                =======       ===========       ==========          =======        =======
  Allowance for lease
   receivables -
    long-term                   $   403       $       138       $        -          $   140        $   401
                                =======       ===========       ==========          =======        =======

DEFERRED CREDITS AND
  RESERVES:
  Accumulated deferred
   income taxes                 $19,903       $       622       $       73 (F)      $     -        $20,598
                                -------       -----------       ----------          -------        -------
  Unamortized investment
   tax credit                     2,510                 -                -              156          2,354
                                -------       -----------       ----------          -------        -------
  Accrued pension                 5,573               634              465 (A)           39          6,633
                                -------       -----------       ----------          -------        -------
  Accrued environmental           1,300                 -              450 (B)            -          1,750
                                -------       -----------       ----------          -------        -------
  Liability and
   damage reserve                   562               281                -              221            622
                                -------       -----------       ----------          -------        -------
  Total deferred
   credits and
   reserves                     $29,848       $     1,537       $      988          $   416        $31,957
                                =======       ===========       ==========          =======        =======


(A) Adjustment due to the regulatory pension liability.
(B) Accrual for environmental investigation and remediation costs.
(C) A reclassification of environmental liabilities from long-term to short-term.
(D) Account reclassifications during system conversion.
(E) Reclassify amounts due to the Registrant to a receivable account.
(F) Represents offset for certain SFAS No. 109 activity in the regulatory asset and liability accounts, as well as reclassifications among tax accounts based on tax return as filed and estimated current year tax activity.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROVIDENCE GAS COMPANY



                 By  /s/ JAMES H. DODGE
                     -----------------------------------------------
                     James H. Dodge, Chairman, President, and CEO

                 Date      December 21, 1999
                      ------------------------------------------------

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                              Title                 Date
---------                              -----                 ----

/s/JAMES H. DODGE         Chairman, President, and CEO
------------------------
James H. Dodge            (Principal Executive Officer)    12/21/99
                                                           --------

/s/KENNETH W. HOGAN       Vice President, Chief Financial  12/21/99
------------------------                                   --------
Kenneth W. Hogan          Officer, and Treasurer

/s/GILBERT R. BODELL, JR. Director                         12/21/99
------------------------                                   --------
Gilbert R. Bodell, Jr.

/s/JOHN H. HOWLAND        Director                         12/21/99
------------------------                                   --------
John H. Howland

/s/DOUGLAS H. JOHNSON     Director                         12/21/99
------------------------                                   --------
Douglas H. Johnson

/s/WILLIAM KREYKES        Director                         12/21/99
------------------------                                   --------
William Kreykes

/s/PAUL F. LEVY           Director                         12/21/99
------------------------                                   --------
Paul F. Levy

/s/M. ANNE SZOSTAK        Director                         12/21/99
------------------------                                   --------
M. Anne Szostak

/s/KENNETH W. WASHBURN    Director                         12/21/99
------------------------                                   --------
Kenneth W. Washburn

/s/W. EDWARD WOOD         Director                         12/21/99
------------------------                                   --------
W. Edward Wood