Form 10-Q
period 1999-12-31
PROVIDENCE GAS CO
filed 2000-02-10
CIK 80812

                          THE PROVIDENCE GAS COMPANY

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


(Mark One)

{X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For quarterly period ended                   December 31, 1999
                           -----------------------------------------------------

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Common Stock, $1.00 par value; 1,243,598 shares outstanding at February 10,
---------------------------------------------------------------------------
2000.
-----

                          THE PROVIDENCE GAS COMPANY

                                   FORM 10-Q

                               DECEMBER 31, 1999


                                                                    PAGE
PART I:  FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Statements of Income for the
         three and twelve months ended
         December 31, 1999 and 1998                                  I-1

         Consolidated Balance Sheets as of
         December 31, 1999, December 31, 1998
         and September 30, 1999                                      I-2

         Consolidated Statements of Cash Flows for the
         three months ended December 31, 1999 and 1998               I-3

         Consolidated Statements of Capitalization as of
         December 31, 1999, December 31, 1998
         and September 30, 1999                                      I-4

         Notes to Consolidated Financial Statements                  I-5

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations              I-10

PART II: OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                           II-1

         Signature                                                  II-2

PART I.  FINANCIAL INFORMATION
-------  ---------------------

ITEM I.  FINANCIAL STATEMENTS
-------  --------------------

                                        THE PROVIDENCE GAS COMPANY
                                        --------------------------
                                    CONSOLIDATED STATEMENTS OF INCOME
                                    ---------------------------------
                                    FOR THE PERIODS ENDED DECEMBER 31
                                    ---------------------------------
                                              (Unaudited)
                                              -----------

                                     THREE MONTHS         TWELVE MONTHS
                                   -----------------   -------------------
                                     1999      1998      1999       1998
                                   -------   -------   --------   --------
                                    (thousands, except per share amounts)
Operating revenues                 $53,052   $53,301   $179,090   $178,427
Cost of gas sold                    25,315    25,628     82,273     84,943
                                   -------   -------   --------   --------

  Operating margin                  27,737    27,673     96,817     93,484
                                   -------   -------   --------   --------

Operating expenses:
  Operation and maintenance         11,101    11,612     44,972     46,107
  Depreciation and amortization      4,503     4,094     16,974     14,123
  Taxes:
    State gross earnings             1,589     1,599      5,306      5,206
    Local property and other         2,065     1,890      8,420      7,740
    Federal income                   2,205     2,306      4,627      4,402
                                   -------   -------   --------   --------

Total operating expenses            21,463    21,501     80,299     77,578
                                   -------   -------   --------   --------

Operating income                     6,274     6,172     16,518     15,906

Other income                           125       167        893        294
                                   -------   -------   --------   --------

Income before interest expense       6,399     6,339     17,411     16,200
                                   -------   -------   --------   --------

Interest expense:
  Long-term debt                     1,764     1,546      7,024      6,418
  Other                                362       301      1,199      1,140
  Interest capitalized                 (59)      (76)      (371)      (248)
                                   -------   -------   --------   --------
                                     2,067     1,771      7,852      7,310
                                   -------   -------   --------   --------

Net income                           4,332     4,568      9,559      8,890

Dividends on preferred stock            70       104        314        452
                                   -------   -------   --------   --------

Net income applicable to
common stock                       $ 4,262   $ 4,464   $  9,245   $  8,438
                                   =======   =======   ========   ========

Net income per
common share - basic               $  3.43   $  3.59   $   7.43   $   6.79
                                   =======   =======   ========   ========

Net income per
common share - diluted             $  3.43   $  3.59   $   7.43   $   6.79
                                   =======   =======   ========   ========

Weighted average number of
shares outstanding:
   Basic                           1,243.6   1,243.6    1,243.6    1,243.6
                                   =======   =======   ========   ========

   Diluted                         1,243.6   1,243.6    1,243.6    1,243.6
                                   =======   =======   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (thousands)

                                               (Unaudited)
                                               -----------

                                         December 31, December 31, September 30,
                                             1999         1998         1999
                                         -------------------------------------
ASSETS
------
Gas plant, at original cost                 $333,438    $321,119    $334,310
 Less - Accumulated depreciation and
   plant acquisition adjustments             123,364     127,562     125,144
                                            --------    --------    --------
                                             210,074     193,557     209,166
                                            --------    --------    --------
Current assets:
 Cash and temporary cash investments           1,534         887         982
 Accounts receivable, less allowance of
   $3,594 at 12/31/99, $2,404 at 12/31/98
   and $1,999 at 9/30/99                      19,881      21,507       9,030
 Unbilled revenues                            15,905      11,073       2,707
 Inventories, at average cost -
    Materials, supplies, and fuels               982         962         994
 Prepaid and refundable taxes                  1,882       2,276       3,250
 Prepayments                                   1,661       1,610       1,897
                                            --------    --------    --------
                                              41,845      38,315      18,860
                                            --------    --------    --------
Deferred charges and other assets             23,162      15,517      23,460
                                            --------    --------    --------
Deferred environmental costs                  11,088       5,593       9,719
                                            --------    --------    --------

  Total assets                              $286,169    $252,982    $261,205
                                            ========    ========    ========

CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization (see accompanying
 statement)                                 $183,997    $165,834    $183,353
                                            --------    --------    --------
Current liabilities:
 Notes payable                                19,600      14,300      11,800
 Current portion of long-term debt             3,246       3,155       3,393
 Accounts payable                             24,136      22,358       9,586
 Accrued compensation                          1,298       1,016       1,542
 Accrued environmental expense                 5,719       3,400       6,145
 Accrued interest                              1,383       1,210       1,630
 Accrued taxes                                 5,522       3,891       2,874
 Accrued vacation                              1,772       1,594       1,724
 Accrued workers compensation                    679         577         595
 Customer deposits                             2,902       2,977       2,923
 Deferred revenue                                200           -         315
 Other                                         3,052       2,406       2,838
                                            --------    --------    --------
                                              69,509      56,884      45,365
                                            --------    --------    --------
Deferred credits, reserves, and other
 liabilities:
 Accumulated deferred Federal income
  taxes                                       23,254      21,876      23,128
 Unamortized investment tax credits            2,001       2,158       2,040
 Accrued pension                               6,929       5,749       6,825
 Other                                           479         481         494
                                            --------    --------    --------
                                              32,663      30,264      32,487
                                            --------    --------    --------
Commitments and contingencies

Total capitalization and liabilities        $286,169    $252,982    $261,205
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
                    --------------------------------------
                                  (Unaudited)
                                  -----------


                                                          1999       1998
                                                        -------------------
                                                            (thousands)
Cash provided by (used for)-
Operating Activities:
  Net income                                            $  4,332   $  4,568
  Items not requiring cash:
    Depreciation and amortization                          4,503      4,094
    Deferred Federal income taxes                            126        525
    Amortization of investment tax credits                   (39)       (39)
    Changes in assets and liabilities
     which provided (used) cash:
      Accounts receivable                                (10,851)   (11,569)
      Unbilled revenues                                  (13,198)    (9,463)
      Deferred gas costs                                       -          -
      Inventories                                             12        215
      Prepaid and refundable taxes                         1,368      2,141
      Prepayments                                            236         53
      Accounts payable                                    14,453     14,326
      Accrued compensation                                  (244)      (208)
      Accrued interest                                      (247)      (246)
      Accrued taxes                                        2,648      1,354
      Accrued vacation, accrued workers
       compensation, customer deposits
       and other                                             210       (554)
      Accrued pension                                        104         68
      Deferred charges and other                            (112)     1,772
                                                        --------   --------
  Net cash provided by operating activities                3,301      7,037
                                                        --------   --------

Investing Activities:
  Expenditures for property, plant and
    equipment, net                                        (6,980)    (8,434)
                                                        --------   --------

Financing Activities:
  Payments on long-term debt                              (2,305)    (1,796)
  Increase in notes payable                                7,800      4,580
  Cash dividends on preferred stock                          (70)      (104)
  Cash dividends on common stock                          (1,194)    (1,194)
                                                        --------   --------
  Net cash provided by financing activities                4,231      1,486
                                                        --------   --------

Increase in cash and temporary cash investments              552         89
Cash and temporary cash investments at
  beginning of period                                        982        798
                                                        --------   --------
Cash and temporary cash investments at
  end of period                                         $  1,534   $    887
                                                        ========   ========

Supplemental disclosures of cash flow information:
 Cash paid during the period-
   Interest (net of amount capitalized)                 $  2,231   $  1,964
   Income taxes (net of refunds)                        $      1   $      4
 Schedule of non-cash investing activities:
   Capital lease obligations for equipment              $      -   $    115

The accompanying notes are an integral part of these consolidated financial statements.

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (thousands)

                                               (Unaudited)
                                               -----------

                                        December 31, December 31, September 30,
                                            1999         1998          1999
                                        ---------------------------------------
Common stockholder's investment:
Common stock, $1 par
    Authorized - 2,500 shares
    Outstanding - 1,244 as of 12/31/99,
                  12/31/98 and 9/30/99     $  1,244     $  1,244      $  1,244
  Amount paid in excess of par               42,188       37,478        42,454
  Retained earnings                          50,547       46,077        47,479
                                           --------     --------      --------
Total common equity                          93,979       84,799        91,177
                                           --------     --------      --------

Cumulative preferred stock:
  Redeemable 8.70% Series, $100 par
  Authorized - 80 shares
  Outstanding - 32 shares as of
    12/31/99 and 9/30/99, and                 3,200        4,800         3,200
                                           --------     --------      --------
    48 shares as of 12/31/98

Long-term debt:
  First Mortgage Bonds                       88,219       75,728        89,819
  Other long-term debt                        1,521        2,479         1,994
  Capital leases                                324        1,183           556
                                           --------     --------      --------

Total long-term debt                         90,064       79,390        92,369

Less current portion                          3,246        3,155         3,393
                                           --------     --------      --------

Long-term debt, net                          86,818       76,235        88,976
                                           --------     --------      --------

Total capitalization                       $183,997     $165,834      $183,353
                                           ========     ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                          THE PROVIDENCE GAS COMPANY

                  Notes to Consolidated Financial Statements


1.  Accounting Policies
    -------------------

     It is the Registrant's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to a fair statement of the results for the periods reported; however, such results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Registrant's operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein when read with the annual report for 1999 filed on Form 10-K are adequate to make the information presented not misleading.

2.  Rates and Regulation
    --------------------

     The Registrant is subject to the regulatory jurisdiction of the Rhode Island Public Utilities Commission (RIPUC) with respect to rates and charges, standards of service, accounting and other matters. In August 1997, the RIPUC approved the Price Stabilization Plan Settlement Agreement (Energize RI or the
Plan) among the Registrant, the Rhode Island Division of Public Utilities and Carriers (Division), the Energy Council of Rhode Island, and The George Wiley Center. Effective October 1, 1997 through September 30, 2000, Energize RI provides firm customers with a price decrease of approximately 4.0 percent in addition to a three-year price freeze. Under Energize RI, the Gas Charge Clause
(GCC) mechanism has been suspended for the entire term. Also, in connection with the Plan, the Registrant wrote off approximately $1.5 million of previously deferred gas costs in October 1997. Energize RI also provides for the Registrant to make significant capital investments to improve its distribution system and support economic development. Specific capital improvement projects funded under Energize RI are estimated to total approximately $26 million over its three-year term. In addition, under Energize RI, the Registrant provides funding for the Low-Income Assistance Program at an annual level of $1.0 million, the Demand Side Management Rebate Program at an annual level of $.5 million, and the Low-Income Weatherization Program at an annual level of $.2 million. Energize RI also continues the process of unbundling by allowing the Registrant to provide unbundled service offerings for up to 10 percent per year of firm deliveries.

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

     During fiscal 1999, the Registrant recognized into revenue $2.45 million for the exogenous changes recovery, and has deferred approximately $.5 million of revenue under the provisions of the earnings cap of Energize RI.

     The Registrant intends to file for recovery of exogenous changes experienced in 1999 which resulted from factors similar to 1998. Absent further exogenous recovery and/or other factors such as colder than normal weather, the Registrant's ability to earn a 10.9 percent return on average common equity this year, the final year of Energize RI, is substantially impaired.

     As Energize RI is due to expire on September 30, 2000, several alternatives are available to the Registrant to address the expiration of this program including the possible extension or replication of Energize RI or filing a rate case. On January 31, 2000, the Registrant filed for a two-month extension of Energize RI to allow time for the Registrant to discuss its options with the appropriate parties.

3.  Gas Supply
    ----------

     As part of the Price Stabilization Plan Settlement Agreement described above in Rates and Regulations, the Registrant entered into a full requirements
         ---------------------
gas supply contract with Duke Energy Trading and Marketing, L.L.C. (DETM), a joint venture of Duke Energy Corporation and Mobil Corporation, for a term of three years commencing October 1, 1997. Under the contract, DETM guarantees to meet the Registrant's supply requirements; however, the Registrant must purchase all of its gas supply exclusively from DETM. In addition, under the contract, the Registrant transferred responsibility for its pipeline capacity resources, storage contracts, and liquified natural gas (LNG) capacity to DETM. As a result, the Registrant's gas inventories of approximately $18 million at September 30, 1997 were sold at book value to DETM on October 1, 1997.

     In addition to providing supply for firm customers at a fixed price, DETM will provide gas at market prices to cover the Registrant's non-firm sales customers' needs and to make up the supply imbalances of transportation customers. DETM will also provide various other services to the Registrant' transportation service customers including enhanced balancing, standby, and the storage and peaking services available under the Registrant's approved Firm Transportation (FT-2) storage service effective December 1, 1997. DETM will receive the supply-related revenues from these services in exchange for providing the supply management inherent in these services.

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

     The Registrant has entered into an agreement replacing its existing LNG service contract with Algonquin Gas Transmission Company (Algonquin), a subsidiary of Duke Energy Corporation. Algonquin is the owner and operator of a LNG tank located in Providence, Rhode Island. The Registrant relies upon this service to provide gas supply into its distribution system during the winter period. The service provided for in the agreement began November 10, 1999.
Under the terms of the agreement, Algonquin replaced and expanded the vaporization capability at the tank. The Registrant has received approximately $2.6 million from Algonquin. Of the $2.6 million, approximately $.9 million represents reimbursement received by the Registrant in 1999 for costs incurred related to the project including labor, engineering, and legal expenses. The remaining portion of the payment, or approximately $1.7 million was received in January 2000,and serves as reimbursement for the additional costs that DETM will incur as a result of the release of the Algonquin storage capacity to DETM as provided for in the gas supply asset management contract described above.

     In June 1999, the Federal Energy Regulatory Commission (FERC) issued an order in Docket Number CP99-113 approving Algonquin's project described above. In that order FERC also approved the new 10-year contract between Algonquin and the Registrant for service from the tank and the Registrant's parallel filing, PR99-8, requesting regulatory authorization to charge Algonquin for displacement of gas for other Algonquin customers.

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

4.  Environmental Matters
    ---------------------

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

     At December 31, 1999, the Registrant was aware of five sites at which future costs may be incurred.

Plympton Sites (2)
------------------

     The Registrant has been designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act of 1980 at two C. M. Brackett sites in Plympton, Massachusetts. Disposal contractors employed in the past, either directly or indirectly by the Registrant and other PRPs, allegedly deposited waste materials at the C. M. Brackett sites. With respect to one of the sites, the Registrant has joined with other PRPs in entering into an Administrative Consent Order with the Massachusetts Department of Environmental Protection. The same group is currently negotiating a similar agreement for the second site. The costs to be borne by the Registrant in connection with both Plympton sites are not anticipated to be material to the financial condition of the Registrant.

Providence Site
---------------

     During 1995, the Registrant began a study at its primary gas distribution facility located at 642 Allens Avenue in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of December 31, 1999, approximately $3.0 million had been spent primarily on studies and the formulation of remediation work plans under Rhode Island Department of Environmental Management (DEM) supervision.

     The Registrant has completed the initial investigation to determine the extent of environmental contamination for the most contaminated portions of the property. The Registrant has compiled a preliminary range of costs, based on removal and off-site disposal of the most contaminated soil, ranging from $7.0 million to in excess of $9.0 million. As of December 31, 1999, approximately $2.7 million had been spent on the remediation of this soil. The remediation of the most contaminated portions of the property is scheduled to be completed in August 2000.

     An investigation of the remaining property was begun in December 1999. The Registrant anticipates this investigation to be completed in March 2000 at a cost of approximately $1.5 million. In addition, as of December 31, 1999, the Registrant has not begun its groundwater investigation at this site.

     Because of the uncertainties associated with the pending investigations, the Registrant can not offer any conclusions as to the total future cost of remediation of the property at this time. Based on the proposals for remediation work, the Registrant has an accrual balance of $5.7 million at December 31, 1999 for anticipated future remediation and investigation costs at this site.

Westerly Site
-------------

     The Registrant acquired the Westerly, Rhode Island operations center in 1990 from another company. In 1996 an environmental investigation revealed the existence of coal tar waste on the site. The Registrant never operated a manufactured gas plant at this location, but the previous owner did. The former manufactured gas plant is allegedly the source of the coal tar waste. In February 1999, DEM issued the Registrant and the previous owner a letter of responsibility for the site. As of December 31, 1999, the Registrant had removed an underground oil storage tank and regulators containing mercury from the site, as well as some localized contamination. The costs associated with the investigation and removal of localized contamination were shared equally with the former owner of the property.

     The Registrant is currently engaged in negotiations to transfer the property back to the previous owner, who would continue to remediate the site at no cost to the Registrant. The purchase and sale agreement is anticipated to be signed during the current fiscal year, at which time the previous owner will assume responsibility for removal of coal tar waste. The Registrant has completed the required cleanup related to any mercury-containing regulators and remains responsible for cleanup of any mercury released into adjacent water. Costs incurred by the Registrant to remediate this site were approximately $.1 million.

Allens Avenue Site
------------------

     In November 1998, the Registrant received a letter of responsibility from DEM relating to possible contamination on previously-owned property at 170 Allens Avenue in Providence. The current operator of the property has also received a letter of responsibility. A work plan has been created and approved by DEM. An investigation has begun to determine the extent of contamination as well as the extent of the Registrant's responsibility. The Registrant has entered into a cost-sharing agreement with the current operator of the property, under which the Registrant is responsible for approximately 20 percent of the costs related to the investigation. Costs of testing at this site as of December 31, 1999 were approximately $.2 million. Until the results of the investigation are known, the Registrant cannot offer any conclusions as to its responsibility.

General
-------

     In prior rate cases filed with the RIPUC, ProvGas requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Due to the magnitude of ProvGas' environmental investigation and remediation expenditures, ProvGas sought current recovery for these amounts. As a result, in accordance with the Price Stabilization Plan Settlement Agreement described in Rates and Regulations, effective October 1, 1997, all environmental investigation and remediation costs incurred through September 30, 1997, as well as all costs incurred during the three-year term of the Plan, will be amortized over a 10-year period, in accordance with the levels authorized in Energize RI. Additionally, it is ProvGas' practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental-related costs. As of December 31, 1999, ProvGas has incurred environmental assessment and remediation costs of $6.7 million and has an accrual balance of $5.7 million for future costs.

     Management has begun discussions with other parties who may assist ProvGas in paying the costs associated with the remediation of the above sites. Management believes that its program for managing environmental issues, combined with rate recovery and financial contributions from others, will likely avoid any material adverse effect on its results of operations or its financial condition as a result of the ultimate resolution of the above sites.

  5. Commitments and Contingencies
     -----------------------------

     The Registrant has employment agreements with three officers which become operative upon a change in control of the Registrant and continue in effect for a range of two to three years. Potential salary severance expense under the agreements could total approximately $1.1 million.

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

     All statements other than statements of historical facts included in this 10-Q including without limitation statements regarding the Registrant's financial position, strategic initiatives, the effect of its proposed merger with Southern Union Company (Southern Union), and statements addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Registrant or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following are some of the factors which could cause actual results to differ materially from those anticipated: general economic, financial, and business conditions; changes in government regulations, the actions taken or decisions rendered by any regulatory body, and the impact such changes, actions, or decisions might have on the Registrant, including the regulatory approvals or the timeliness of such approvals of the Registrant's parent company's proposed merger with Southern Union; competition in the energy services sector; regional weather conditions; the availability and cost of natural gas; development and operating costs; the success and costs of advertising and promotional efforts; the availability and terms of capital; unanticipated environmental liabilities; the Registrant's ability to grow its business through significant customer growth; the costs and effects of unanticipated legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies and asset valuations; and changes in business strategy.


RESULTS OF OPERATIONS

     The Registrant's operating revenues, operating margin, and net income for the three and twelve months ended December 31, 1999 and for comparable periods ended December 31, 1998 are as follows:


                                    (thousands)

                       Three Months            Twelve Months
                     Ended December 31       Ended December 31

                      1999     1998           1999      1998
                      ----     ----           ----      ----
Operating
revenues            $53,052   $53,301        $179,090  $178,427
                    =======   =======        ========  ========


Operating margin    $27,737   $27,673        $ 96,817  $ 93,484
                    =======   =======        ========  ========

Net income
applicable to
common stock        $ 4,262   $ 4,464        $  9,245  $  8,438
                    =======   =======        ========  ========

Operating Margin
----------------

     Operating margin increased approximately $.1 million or .2 percent compared to the same quarter last year and approximately $3.3 million or 3.6 percent for the twelve months ended December 31, 1999 versus the same period last year.

     During the latest quarter, the Registrant experienced weather that was .7 percent warmer than the same quarter last year. This warmer weather resulted in a margin decrease of approximately $.3 million.

     The Registrant experienced weather that was 7.1 percent colder for the twelve months ended December 31, 1999 versus the same period last year. The colder temperatures resulted in increased margin of approximately $1.8 million compared to last year. Also contributing to the increase was $1.9 million related to the 1998 exogenous change recovery, $.5 million in non-firm margin and $.5 million in customer growth.

Operating and Maintenance Expenses
----------------------------------

     Overall, operating and maintenance expenses decreased approximately $.5 million or 4.4 percent from the same quarter last year and approximately $1.1 million or 2.5 percent for the twelve months ended December 31, 1999 when compared to the same twelve month period last year. The twelve-month decrease is primarily attributable to a one-time reimbursement of approximately $.9 million for costs incurred under a FERC-approved contract with Algonquin Gas Transmission Company. The remaining decrease is attributable to cost control measures which were implemented in response to warmer weather.

     The Company continually reviews its operating expenses in order to keep expenses as low as possible; however, expenses can vary from year to year.

Depreciation and Amortization Expenses
--------------------------------------

     Depreciation and amortization expense increased approximately $.4 million or 10.0 percent compared to the same quarter last year and approximately $2.9 million or 20.2 percent for the twelve months ended December 31, 1999 versus the same period last year. This increase is the result of increased capital spending for Energize RI commitments; technology projects; Year 2000 costs, which were capitalized as authorized under the provisions of Energize RI; and the amortization of environmental costs. Effective October 1, 1997, the Registrant began amortizing environmental and Year 2000 costs over 10-year and 5-year periods, respectively, in accordance with the levels authorized in Energize RI. The Registrant will have increased environmental amortization expense in future years as its planned environmental remediation program continues. Also, amortization expense for Year 2000 costs will increase in the future as higher levels of costs have been incurred from those originally anticipated.

Taxes
-----

     Taxes for the current quarter versus last year increased approximately $.1 million or 1.1 percent and approximately $1.0 million or 5.8 percent for the current twelve-month period versus last year. The increases in taxes is due to increased local property taxes as a result of capital spending and fluctuations in federal income tax as a result of changes in pretax earnings.

Other income
------------

     Other, net remained essentially flat in the current quarter versus the same quarter last year and increased approximately $.6 million for the twelve months ended December 31, 1999 versus the same period last year. In 1998, the Registrant established a reserve for a refund under an order which was subsequently vacated in 1999, at which time the original reserve was reversed, contributing approximately $.5 million to the twelve-month increase.

Interest Expense
----------------

     Interest expense increased $.3 million or 16.7 percent during the latest quarter compared to the same quarter last year and approximately $.5 million or
7.4 percent during the latest twelve months compared to the same twelve months last year. Long-term interest expense increased as a result of ProvGas' Series T First Mortgage Bond issuance in February 1999, which refinanced short-term borrowings. The Series T issuance enabled the Company to secure a favorable long-term financing rate. However, this increase was partially offset by the Series S First Mortgage Bond issuance in April 1998, which refinanced higher cost long-term debt. Additionally, short-term interest expense has increased as a result of increased notes payable.

FUTURE OUTLOOK

Regulatory

     Under the Price Stabilization Plan Settlement Agreement (Energize RI or the
Plan), the Registrant may earn up to 10.9 percent, but not less than 7.0 percent, annually on its average common equity, which is capped at $81.0 million, $86.2 million, and $92.0 million in fiscal 1998, 1999, and 2000, respectively. In the event that the Registrant earns in excess of 10.9 percent or less than 7.0 percent, the Registrant will defer revenues or costs through a deferred revenue account over the term of the Plan. Any balance in the deferred revenue account at the end of the Plan will be refunded to or recovered from customers in a manner to be determined by all parties to the Plan and approved by the RIPUC.

     As part of Energize RI, the Registrant is permitted to file annually with the Rhode Island Division of Public Utilities and Carriers (Division) for the recovery of exogenous changes which may occur during the three-year term of the Plan. Exogenous changes are defined as "...significant increases or decreases in the Registrant's costs or revenues which are beyond the Registrant's reasonable control." Any disputes between the Registrant and the Division regarding either the nature or quantification of the exogenous changes are to be resolved by the Rhode Island Public Utilities Commission (RIPUC). The impact of any such exogenous changes will be debited or credited to a regulatory asset or liability account throughout the term of Energize RI and will be recovered or refunded at the expiration of the Plan through a method to be determined.

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

     During fiscal 1999, the Registrant recognized into revenue $2.45 million for the exogenous changes recovery, and has deferred approximately $.5 million of revenue under the provisions of the earnings cap of Energize RI.

     The Registrant intends to file for recovery of exogenous changes experienced in 1999 which resulted from factors similar to 1998. Absent further exogenous recovery and/or other factors such as colder than normal weather, the Registrant's ability to earn a 10.9 percent return on average common equity this year, the final year of Energize RI, is substantially impaired.

     As Energize RI is due to expire on September 30, 2000, several alternatives are available to the Registrant to address the expiration of this program including the possible extension or replication of Energize RI or filing a rate case. On January 31, 2000, the Registrant filed for a two-month extension of Energize RI to allow time for the Registrant to discuss its options with the appropriate parties.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the current year, the Registrant's cash flow from operating activities decreased approximately $3.7 million for the quarter ended December 31, 1999 compared to the same period last year. On a comparative basis, the current year cash flow decreased as a result of an increase in unbilled revenues due to the time period covered in cycle billing.

     Capital expenditures for the quarter ended December 31, 1999 of $7.0 million decreased $1.5 million or 17.2 percent when compared to $8.4 million for the same period last year. This spending decrease was due primarily to technology projects, which were completed during fiscal 1999. Capital expenditures for the remainder of fiscal year 2000 and fiscal year 2001 are expected to be approximately $48.0 million in total.

     During the current quarter, the Registrant's cash flow from financing activities increased $2.7 million due primarily to a temporary increase in short-term borrowings.

YEAR 2000 UPDATE

     Year 2000 (Y2K) readiness was a top priority for the Registrant. The Registrant's company-wide Y2K Project was completed on schedule and all mission critical systems and devices essential to providing safe, reliable service to its customers were Y2K ready. The Registrant's operations were not in any way disrupted by the rollover to January 1, 2000.

     The Registrant has capitalized Year 2000 costs and is amortizing those costs over a five-year amortization period consistent with the regulatory levels authorized by the RIPUC under the Energize RI program. As of December 31, 1999, the Registrant deferred total Year 2000 costs of approximately $7.7 million and has amortized approximately $.5 million of these costs.

     THE PROVIDENCE GAS COMPANY
     --------------------------

     PART II.  OTHER INFORMATION
     ---------------------------

     Item 4.  Submission of Matters to a Vote of Security Holders
     ------------------------------------------------------------

       The annual meeting of shareholders was held on January 20, 2000 and the following nominees to the Registrant's Board of Directors were elected as Directors for terms expiring at the time of the 2003 annual meeting by the following vote:

     Mr. James H. Dodge       4,837,975 FOR   77,756 WITHHELD
     Mr. Kenneth W. Washburn  4,835,171 FOR   80,560 WITHHELD

     Item 6 (a).  Exhibits
     ---------------------

     10a. Employment Agreement dated October 1, 1999 between Peter J. Gill, Vice President, Information Technology and the Registrant.

     10b. Employment Agreement dated October 1, 1999, between Robert W. Owens, Senior Vice President, Gas Distribution and the Registrant.

     10c. Employment Agreement dated October 1, 1999 between Timothy S. Lyons, Vice President, Marketing and Regulatory Affairs and the Registrant.

     Item 6 (b).  Reports on Form 8-K
     --------------------------------

          On November 15, 1999, the Registrant's parent company, Providence Energy Corporation (ProvEnergy), filed a report on Form 8-K regarding ProvEnergy's Agreement and Plan of Merger with Southern Union Company.

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

                                    The Providence Gas Company
                                    (Registrant)



                                    BY: /s/ Kenneth W. Hogan
                                        -------------------------------
                                        KENNETH W. HOGAN
                                        Vice President, Chief Financial
                                        Officer, and Treasurer




     Date:  February 10, 2000
            -----------------