Form 10-Q
period 2000-03-31
PROVIDENCE GAS CO
filed 2000-05-10
CIK 80812

                          THE PROVIDENCE GAS COMPANY

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


(Mark One)

{X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended       March 31, 2000
                           ---------------------------

                                      OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number                     0-1160___________________
                                 --------------------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Common Stock, $1.00 par value; 1,243,598 shares outstanding at May 9, 2000.
--------------------------------------------------------------------------

                          THE PROVIDENCE GAS COMPANY

                                   FORM 10-Q

                                MARCH 31, 2000

                                                                   PAGE
PART I:   FINANCIAL INFORMATION

Item 1    Financial Statements

          Consolidated Statements of Income for the
          Three, six and twelve months ended
          March 31, 2000 and 1999                                  I-1

          Consolidated Balance Sheets as of
          March 31, 2000, March 31, 1999
          and September 30, 1999                                   I-2

          Consolidated Statements of Cash Flows for the
          six months ended March 31, 2000 and 1999                 I-3

          Consolidated Statements of Capitalization as of
          March 31, 2000, March 31, 1999
          and September 30, 1999                                   I-4

          Notes to Consolidated Financial Statements               I-5

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations            I-10

PART II:  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                        II-1

            Signature                                             II-2


PART I.  FINANCIAL INFORMATION
-------  ---------------------
ITEM I.  FINANCIAL STATEMENTS
-------  --------------------



                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                        FOR THE PERIODS ENDED MARCH 31
                        ------------------------------
                                  (Unaudited)
                                  -----------

                                               THREE MONTHS                 SIX MONTHS
                                            -------------------       --------------------
                                              2000       1999           2000        1999
                                            --------   --------       --------    --------
                                                (thousands, except per share amounts)
Operating revenues                          $ 79,375   $ 77,908       $132,427    $131,209
Cost of gas sold                              39,509     39,070         64,824      64,698
                                            --------   --------       --------    --------

 Operating margin                             39,866     38,838         67,603      66,511
                                            --------   --------       --------    --------

Operating expenses:
 Operation and maintenance                    12,876     13,053         23,977      24,665
 Depreciation and amortization                 4,510      4,121          9,013       8,215
 Taxes:
  State gross earnings                         2,336      2,328          3,925       3,927
  Local property and other                     2,388      2,218          4,453       4,108
  Federal income                               5,349      5,177          7,554       7,483
                                            --------   --------       --------    --------

Total operating expenses                      27,459     26,897         48,922      48,398
                                            --------   --------       --------    --------

Operating income                              12,407     11,941         18,681      18,113

Other income                                     149        170            274         337
                                            --------   --------       --------    --------

Income before interest expense                12,556     12,111         18,955      18,450
                                            --------   --------       --------    --------

Interest expense:
 Long-term debt                                1,748      1,687          3,512       3,233
 Other                                           407        375            769         676
 Interest capitalized                            (60)       (93)          (119)       (169)
                                            --------   --------       --------    --------
                                               2,095      1,969          4,162       3,740
                                            --------   --------       --------    --------

Net income                                    10,461     10,142         14,793      14,710

Dividends on preferred stock                      75        105            145         209
                                            --------   --------       --------    --------
Net income applicable to
common stock                                $ 10,386   $ 10,037       $ 14,648    $ 14,501
                                            ========   ========       ========    ========
Net income per
common share - basic                           $8.35      $8.07         $11.78      $11.66
                                            ========   ========       ========    ========
Net income per
common share - diluted                         $8.35      $8.07         $11.78      $11.66
                                            ========   ========       ========    ========
Weighted average number of
shares outstanding:
 Basic                                       1,243.6    1,243.6        1,243.6     1,243.6
                                            ========   ========       ========    ========

      Diluted                                1,243.6    1,243.6        1,243.6     1,243.6
                                            ========   ========       ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

PART I.  FINANCIAL INFORMATION
-------  ---------------------

ITEM I.  FINANCIAL STATEMENTS
-------  --------------------


                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       --------------------------------
                        FOR THE PERIODS ENDED MARCH 31
                        ------------------------------
                                  (Unaudited)
                                  -----------

                                                         TWELVE MONTHS
                                                     --------------------
                                                       2000         1999
                                                     --------    --------
                                         (thousands, except per share amounts)
         Operating revenues                          $180,557    $182,649
         Cost of gas sold                              82,712      86,862
                                                     --------    --------

          Operating margin                             97,845      95,787
                                                     --------    --------

         Operating expenses:
          Operation and maintenance                    44,795      46,959
          Depreciation and amortization                17,363      14,787
          Taxes:
           State gross earnings                         5,314       5,345
           Local property and other                     8,590       7,863
           Federal income                               4,799       4,550
                                                     --------    --------

         Total operating expenses                      80,861      79,504
                                                     --------    --------

         Operating income                              16,984      16,283

         Other income                                     872         317
                                                     --------    --------

         Income before interest expense                17,856      16,600
                                                     --------    --------

         Interest expense:
          Long-term debt                                7,085       6,623
          Other                                         1,231       1,048
          Interest capitalized                           (338)       (269)
                                                     --------    --------
                                                        7,978       7,402
                                                     --------    --------

         Net income                                     9,878       9,198

         Dividends on preferred stock                     284         418
                                                     --------    --------

         Net income applicable to common stock       $  9,594    $  8,780
                                                     ========    ========

         Net income per common share - basic         $   7.71    $   7.06
                                                     ========    ========

         Net income per common share - diluted       $   7.71    $   7.06
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

                                    I-1(a)

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (thousands)

                                                      (Unaudited)
                                                      -----------
                                         March 31,     March 31,  September 30,
                                           2000          1999           1999
                                        ---------------------------------------
ASSETS
------
Gas plant, at original cost                $336,449    $328,914   $   334,310
 Less - Accumulated depreciation and
  plant acquisition adjustments             126,059     131,377       125,144
                                           --------    --------   -----------
                                            210,390     197,537       209,166
                                           --------    --------   -----------
Current assets:
 Cash and temporary cash investments          1,450       3,109           982
 Accounts receivable, less allowance of
  $5,760 at 3/31/00, $4,114 at 3/31/99
  and $1,999 at 9/30/99                      36,459      36,672         9,030
 Unbilled revenues                           10,638       7,736         2,707
 Inventories, at average cost -
   Materials, supplies, and fuels               944       1,126           994
 Prepaid and refundable taxes                 2,182       1,284         3,250
 Prepayments                                  1,329       1,248         1,897
                                           --------    --------   -----------
                                             53,002      51,175        18,860
                                           --------    --------   -----------
Deferred charges and other assets            22,685      17,061        23,460
                                           --------    --------   -----------
Deferred environmental costs                 10,996       5,881         9,719
                                           --------    --------   -----------

  Total assets                             $297,073    $271,654   $   261,205
                                           ========    ========   ===========

CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization (see accompanying
 statement)                                $189,844    $187,854   $   183,353
                                           --------    --------   -----------
Current liabilities:
 Notes payable                               17,500           -        11,800
 Current portion of long-term debt            3,260       3,131         3,393
 Accounts payable                            26,635      27,735         9,586
 Accrued compensation                         1,036       1,479         1,542
 Accrued environmental costs                  4,165       3,400         6,145
 Accrued interest                             1,649       1,557         1,630
 Accrued taxes                               10,827       8,187         2,874
 Accrued vacation                             2,126       1,898         1,724
 Accrued workers compensation                   707         596           595
 Customer deposits                            3,097       2,962         2,923
 Other                                        2,438       2,131         3,153
                                           --------    --------   -----------
                                             73,440      53,076        45,365
                                           --------    --------   -----------
Deferred credits, reserves, and other
 liabilities:
 Accumulated deferred Federal income
  taxes                                      23,380      22,401        23,128
 Unamortized investment tax credits           1,962       2,118         2,040
 Accrued pension                              7,033       5,815         6,825
 Other                                        1,414         390           494
                                           --------    --------   -----------
                                             33,789      30,724        32,487
                                           --------    --------   -----------
Commitments and contingencies

Total capitalization and liabilities       $297,073    $271,654   $   261,205
                                           ========    ========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                          THE PROVIDENCE GAS COMPANY
                         --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                       FOR THE SIX MONTHS ENDED MARCH 31
                       ---------------------------------
                                  (Unaudited)
                                                            2000       1999
                                                        -------------------
                                                            (thousands)
Cash provided by (used for)-
Operating Activities:
  Net income                                            $ 14,793   $ 14,710
  Items not requiring cash:
    Depreciation and amortization                          9,013      8,215
    Deferred Federal income taxes                            252      1,050
    Amortization of investment tax credits                   (78)       (79)
    Change as a result of regulatory action                 (344)         -
    Changes in assets and liabilities
     which provided (used) cash:
      Accounts receivable                                (27,429)   (26,734)
      Unbilled revenues                                   (7,931)    (6,126)
      Inventories                                             50         51
      Prepaid and refundable taxes                         1,068      3,133
      Prepayments                                            568        415
      Accounts payable                                    17,174     20,403
      Accrued compensation                                  (506)       254
      Accrued interest                                        19        100
      Accrued taxes                                        7,953      5,532
      Accrued vacation, accrued workers
        compensation, customer deposits
        and other                                            317        215
      Accrued pension                                        208        134
      Deferred charges and other                             890       (442)
                                                        --------   --------
  Net cash provided by operating activities               16,017     20,831
                                                        --------   --------

Investing Activities:
  Expenditures for property, plant and
    equipment, net                                       (13,030)   (17,512)
                                                        --------   --------

Financing Activities:
  Issuance of mortgage bonds                                   -     15,000
  Payments on long-term debt                              (2,486)    (2,092)
  Increase (decrease) in notes payable                     5,700     (9,720)
  Redemption of preferred stock                           (3,200)    (1,600)
  Cash dividends on preferred stock                         (145)      (209)
  Cash dividends on common stock                          (2,388)    (2,387)
                                                        --------   --------
  Net cash used by financing activities                   (2,519)    (1,008)
                                                        --------   --------

Increase in cash and temporary cash investments              468      2,311
Cash and temporary cash investments at
  beginning of period                                        982        798
                                                        --------   --------
Cash and temporary cash investments at
  end of period                                         $  1,450   $  3,109
                                                        ========   ========

Supplemental disclosures of cash flow information:
 Cash paid during the period-
   Interest (net of amount capitalized)                 $  3,982   $  3,540
   Income taxes (net of refunds)                        $  2,120   $    653
 Schedule of non-cash investing activities:
   Capital lease obligations for equipment              $      -   $    115


The accompanying notes are an integral part of these consolidated financial statements.

                           THE PROVIDENCE GAS COMPANY
                           --------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (thousands)

                                              (Unaudited)
                                              -----------
                                          March 31,  March 31,   September 30,
                                            2000       1999           1999
                                      ----------------------------------------
Common stockholder's investment:
Common stock, $1 par
    Authorized - 2,500 shares
    Outstanding - 1,244 as of 3/31/00,
                  3/31/99 and 9/30/99     $  1,244  $  1,244       $  1,244
  Amount paid in excess of par              42,238    37,526         42,454
  Retained earnings                         59,739    54,921         47,479
                                          --------  --------       --------
Total common equity                        103,221    93,691         91,177
                                          --------  --------       --------

Cumulative preferred stock:
  Redeemable 8.70% Series, $100 par
  Authorized - 80 shares
  Outstanding - 0 shares as of
    3/31/00 and 32 shares as of                  -     3,200          3,200
                                          --------  --------       --------
    3/31/99 and 9/30/99

Long-term debt:
  First Mortgage Bonds                      88,219    90,728         89,819
  Other long-term debt                       1,370     2,317          1,994
  Capital leases                               294     1,049            556
                                          --------  --------       --------

Total long-term debt                        89,883    94,094         92,369

Less current portion                         3,260     3,131          3,393
                                          --------  --------       --------

Long-term debt, net                         86,623    90,963         88,976
                                          --------  --------       --------

Total capitalization                      $189,844  $187,854       $183,353
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

     In fiscal 1998, the Registrant did not earn its allowed rate of return primarily as a result of the extremely warm winter weather and the loss of non-firm margin. The Registrant believed the causes of these two events were beyond its reasonable control and thus deemed them to be exogenous changes. In March 1999, the Registrant reached an agreement with the Division, which allowed for the recovery of $2.45 million in revenue losses attributable to exogenous changes experienced by the Registrant in fiscal 1998. The RIPUC reviewed the exogenous changes agreement to ensure consistency with the terms of Energize RI and affirmed the agreement at its May 28, 1999 open meeting.

     During fiscal 1999, the Registrant recognized into revenue $2.45 million for the exogenous changes recovery, and has a remaining deferred balance as of March 31, 2000 of approximately $.1 million of revenue under the provisions of the earnings cap of Energize RI.

     The Registrant intends to file for recovery of exogenous changes experienced in 1999 which resulted from factors similar to those experienced in 1998. Absent further exogenous recovery and/or other factors such as colder than normal weather, the Registrant's ability to earn a 10.9 percent return on average common equity this year, the final year of Energize RI, is substantially impaired.

     As Energize RI is due to expire on September 30, 2000, several alternatives are available to the Registrant to address the expiration of this program including the possible extension or replication of Energize RI or filing a rate case. On January 31, 2000, the Registrant filed for a two-month extension of Energize RI to allow time for the Registrant to discuss its options with the appropriate parties. At an open meeting on February 22, 2000 the two-month extension was approved. On April 7, 2000 the Registrant filed for an additional two-month extension, which was subsequently approved at the April 13, 2000 open meeting.

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

     Included in the DETM contract are a number of other important features. The Registrant has retained the right to continue to make gas supply portfolio changes to reduce supply costs. The Registrant may realize demand cost reductions by terminating higher-priced contracts. The outsourcing of day-to-day supply management relieves the Registrant of the need to perform certain upstream supply management functions. This will make it possible for the Registrant to take on the additional supply management workload required by the further unbundling of firm sales customers without major staffing additions.

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

     At March 31, 2000, the Registrant was aware of five sites at which future costs may be incurred.

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

Providence Site
---------------

     During 1995, the Registrant began a study at its primary gas distribution facility located at 642 Allens Avenue in Providence, Rhode Island. This site formerly contained a manufactured gas plant operated by the Registrant. As of March 31, 2000 approximately $3.0 million had been spent primarily on studies and the formulation of remediation work plans under Rhode Island Department of Environmental Management (DEM) supervision.

     The Registrant has completed the initial investigation to determine the extent of environmental contamination for the most contaminated portions of the property. The Registrant has compiled a preliminary range of costs, based on removal and off-site disposal of the most contaminated soil, ranging from $7.0 million to in excess of $9.0 million. As of March 31, 2000, approximately $3.7 million had been spent on the remediation of this soil. The remediation of the most contaminated portions of the property is scheduled to be completed approximately six months after DEM issues the final air quality permit for the project.

     An investigation of the remaining soil was begun in December 1999 and was completed in March 2000. The total cost of this soil characterization was approximately $1.5 million. In addition, as of March 31, 2000, the Registrant has not begun its groundwater investigation at this site. The results of the additional investigation will be included in the determination of the final remedial solution.

     Because of the uncertainties associated with the pending investigation and remedial solutions, the Registrant can not offer any conclusions as to the total future cost of remediation of the property at this time. Based on the proposals for remediation work, the Registrant has an accrual balance of $4.2 million at March 31, 2000 for anticipated future remediation and investigation costs at this site.

Westerly Site
-------------

     The Registrant acquired the Westerly, Rhode Island operations center in 1990 from another company. In 1996 an environmental investigation revealed the existence of coal tar waste on the site. The Registrant never operated a manufactured gas plant at this location, but the previous owner did. The former manufactured gas plant is allegedly the source of the coal tar waste. In February 1999, DEM issued the Registrant and the previous owner a letter of responsibility for the site. As of March 31, 2000, the Registrant had removed an underground oil storage tank and regulators containing mercury from the site, as well as some localized contamination. The costs associated with the investigation and removal of localized contamination were shared equally with the former owner of the property.

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

Allens Avenue Site
------------------

     In November 1998, the Registrant received a letter of responsibility from DEM relating to possible contamination on previously owned property at 170 Allens Avenue in Providence. The current operator of the property has also received a letter of responsibility. A work plan has been created and approved by DEM. An investigation has begun to determine the extent of contamination as well as the extent of the Registrant's responsibility. The Registrant has entered into a cost-sharing agreement with the current operator of the property, under which the Registrant is responsible for approximately 20 percent of the costs related to the investigation. Costs of testing at this site as of March 31, 2000 were approximately $.3 million. Until the results of the investigation are known, the Registrant cannot offer any conclusions as to its responsibility.

General
-------

     In prior rate cases filed with the RIPUC, ProvGas requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Due to the magnitude of ProvGas' environmental investigation and remediation expenditures, ProvGas sought current recovery for these amounts. As a result, in accordance with the Price Stabilization Plan Settlement Agreement described in Rates and Regulations, effective October 1, 1997, all environmental investigation and remediation costs incurred through September 30, 1997, as well as all costs incurred during the three-year term of the Plan, will be amortized over a 10-year period, in accordance with the levels authorized in Energize RI. Additionally, it is ProvGas' practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental-related costs. As of March 31, 2000, ProvGas has incurred environmental assessment and remediation costs of $8.3 million and has an accrual balance of $4.2 million for future costs.

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

5.   Commitments and Contingencies
     -----------------------------

     The Registrant has employment agreements with 3 officers. Upon a change in control of the Registrant, potential severance expense will substantially increase. The Registrant's salary severance expense could total approximately $1.1 million.

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

     All statements other than statements of historical facts included in this Form 10-Q including without limitation statements regarding the Registrant's financial position, strategic initiatives, the effect of its parent company's proposed merger with Southern Union Company (Southern Union), and statements addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Registrant or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following are some of the factors which could cause actual results to differ materially from those anticipated: general economic, financial, and business conditions; changes in government regulations, the actions taken or decisions rendered by any regulatory body, and the impact such changes, actions, or decisions might have on the Registrant, including the regulatory approvals or the timeliness of such approvals of the Registrant's parent company's proposed merger with Southern Union; competition in the energy services sector; regional weather conditions; the availability, cost, and heat content of natural gas; development and operating costs; the success and costs of advertising and promotional efforts; the availability and terms of capital; the ability to attract and retain qualified employees; unanticipated environmental liabilities; the Registrant's ability to grow its business through significant customer growth; the costs and effects of unanticipated legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies and asset valuations; and changes in business strategy.

RESULTS OF OPERATIONS

     The Registrant's operating revenues, operating margin, and net income for the three, six, and twelve months ended March 31, 2000 and for comparable periods ended March 31, 1999 are as follows:


                                   (thousands)

                       Three Months        Six Months        Twelve Months
                      Ended March 31     Ended March 31      Ended March 31

                       2000    1999      2000      1999      2000      1999
                     -------  -------  --------  --------  --------  --------
Operating
revenues             $79,375  $77,908  $132,427  $131,209  $180,557  $182,649
                     =======  =======  ========  ========  ========  ========

Operating margin     $39,866  $38,838  $ 67,603  $ 66,511  $ 97,845  $ 95,787
                     =======  =======  ========  ========  ========  ========

Net income
applicable to
common stock         $10,386  $10,037  $ 14,648  $ 14,501  $  9,594   $ 8,780
                     =======  =======  ========  ========  ========   =======

Operating Margin
----------------

     Operating margin increased approximately $1.0 million or 2.6 percent compared to the same quarter last year. The margin increase was due to approximately $.3 million related to the 1998 exogenous change recovery and approximately $.7 million in non-firm margin due to a more favorable pricing difference between natural gas and alternate fuels. During the latest quarter, the Registrant experienced weather that was .6 percent colder than the same quarter last year. This colder weather did not affect margin when compared to the same quarter last year.

     Operating margin increased approximately $1.1 million or 1.6 percent when compared to the same six-month period last year. Factors that contributed to the increase in margin were approximately $.3 million related to the 1998 exogenous change recovery and $.5 million in non-firm margin primarily due to a more favorable pricing difference between natural gas and alternate fuels. Also, the Registrant recognized approximately $.5 million of additional margin as a result of actual rate reductions of pipeline fixed costs as provided for in the Duke Energy Trading and Marketing, L.L.C. contract. Weather for the six-month period was 8.1 percent warmer than normal. During the period, weather was essentially the same as last year.

     Operating margin increased approximately $2.1 million or 2.1 percent for the twelve months ended March 31, 2000 versus the same period last year. Factors that contributed to the increase were $2.2 million related to the 1998 exogenous change recovery and $.8 million in non-firm margin. Also, the Registrant recognized approximately $.4 million of additional margin as a result of actual rate reductions of pipeline fixed costs as provided for in the Duke Energy Trading and Marketing, L.L.C. contract. Partially offsetting the increases, the Registrant experienced weather that was .5 percent warmer for the twelve months ended March 31, 2000 versus the same period last year. The warmer temperatures resulted in decreased margin of approximately $.7 million compared to last year.

Operating and Maintenance Expenses
----------------------------------

     Overall, operating and maintenance expenses decreased approximately $.2 million or 1.4 percent from the same quarter last year, $.7 million or 2.8 percent from the same six-month period last year, and approximately $2.2 million or 4.6 percent for the twelve months ended March 31, 2000 when compared to the same twelve month period last year. The three-month and six-month decreases are primarily attributable to decreases in the Registrant's expenses due to the end of the regulatory phase-in of Statement of Financial Accounting Standards No. 106 costs in September 1999 and a reduction in the regulatory expenses assessed by the Division. Also decreasing expenses were cost control measures that were implemented in response to the warmer weather. Partially offsetting the decreases was an increase in labor. The labor increase was attributable to cost of living increases, as well as the completion of technology projects, for which labor had previously been capitalized. Partially offsetting the labor increases was a decrease in severance expense, a temporary decrease in the number of employees, and a decrease in employee recruiting costs.

     In addition to the factors described above, the decrease in the twelve-month expenses is also attributable to a one-time reimbursement of approximately $.9 million for costs incurred under a FERC-approved contract with Algonquin Gas Transmission Company.

     The Registrant continually reviews its operating expenses and takes action to keep expenses as low as possible; however, expenses can vary from year to year.

Depreciation and Amortization Expenses
--------------------------------------

     Depreciation and amortization expense increased approximately $.4 million or 9.4 percent compared to the same quarter last year, approximately $.8 million or 9.7 percent compared to the same six-month period last year, and approximately $2.6 million or 17.4 percent for the twelve months ended March 31, 2000 versus the same period last year. This increase is the result of increased capital spending for Energize RI commitments; technology projects; Year 2000 costs, which were capitalized as authorized under the provisions of Energize RI; and the amortization of environmental costs. The Registrant is amortizing environmental and Year 2000 costs over 10-year and 5-year periods, respectively, in accordance with the levels authorized in Energize RI. The Registrant anticipates increased environmental amortization expense in future years pursuant to its planned environmental remediation program. Also, amortization expense for Year 2000 costs will be higher in the future than originally anticipated.

Taxes
-----

     Taxes for the current quarter versus last year increased approximately $.4 million or 3.6 percent, approximately $.4 million or 2.7 percent for the current six-month period versus last year, and approximately $.9 million or 5.3 percent for the current twelve-month period versus last year. The increases in taxes are due to increased local property taxes as a result of capital spending and increases in Federal income tax as a result of increased pretax earnings.

Other income
------------

     Other income remained essentially flat in the current quarter versus the same quarter last year, decreased approximately $.1 million in the current six-month period versus last year, and increased approximately $.6 million for the twelve months ended March 31, 2000 versus the same period last year. In 1998, the Registrant established a reserve for a refund under an order by the Division which was subsequently vacated in 1999, at which time the original reserve was reversed, contributing approximately $.5 million to the twelve-month increase.

Interest Expense
----------------

     Interest expense increased $.1 million or 6.4 percent during the latest quarter compared to the same quarter last year, approximately $.4 million or
11.3 percent when compared to the same six-month period last year, and approximately $.6 million or 7.8 percent during the latest twelve months compared to the same twelve months last year. Long-term interest expense increased as a result of ProvGas' Series T First Mortgage Bond issuance in February 1999, which refinanced short-term borrowings. The Series T issuance enabled the Company to secure a favorable long-term financing rate. Additionally, short-term interest expense has increased as a result of increased notes payable and higher interest rates.

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

     In fiscal 1998, the Registrant did not earn its allowed rate of return primarily as a result of the extremely warm winter weather and the loss of non-firm margin. The Registrant believed the causes of these two events were beyond its reasonable control and thus deemed them to be exogenous changes. In March 1999, the Registrant reached an agreement with the Division, which allowed for the recovery of $2.45 million in revenue losses attributable to exogenous changes experienced by the Registrant in fiscal 1998. The RIPUC reviewed the exogenous changes agreement to ensure consistency with the terms of Energize RI and affirmed the agreement at its May 28, 1999 open meeting.

     During fiscal 1999, the Registrant recognized into revenue $2.45 million for the exogenous changes recovery, and has a remaining deferred balance as of March 31, 2000 of approximately $.1 million of revenue under the provisions of the earnings cap of Energize RI.

     The Registrant intends to file for recovery of exogenous changes experienced in 1999 which resulted from factors similar to those experienced in 1998. Absent further exogenous recovery and/or other factors such as colder than normal weather, the Registrant's ability to earn a 10.9 percent return on average common equity this year, the final year of Energize RI, is substantially impaired.

     As Energize RI is due to expire on September 30, 2000, several alternatives are available to the Registrant to address the expiration of this program including the possible extension or replication of Energize RI or filing a rate case. On January 31, 2000, the Registrant filed for a two-month extension of Energize RI to allow time for the Registrant to discuss its options with the appropriate parties. At an open meeting on February 22, 2000 the two-month extension was approved. On April 7, 2000 the Registrant filed for an additional two-month extension, which was subsequently approved at the April 13, 2000 open meeting.

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

Merger

     A special meeting of the shareholders of the Registrant's parent company, Providence Energy Corporation (ProvEnergy), has been scheduled for May 22, 2000. The purpose of this special meeting is to approve the merger described in the merger agreement with Southern Union Company. The merger agreement was included as Annex 1 of ProvEnergy's proxy statement dated April 6, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     During the current year, the Registrant's cash flow from operating activities decreased approximately $4.8 million for the fiscal year to date March 31, 2000 compared to the same period last year. On a comparative basis, the current year cash flow decreased as a result the timing of gas supply payments.

     Capital expenditures for the fiscal year to date March 31, 2000 of $13.0 million decreased $4.5 million or 25.6 percent when compared to $17.5 million for the same period last year. This spending decrease was due primarily to the completion of technology projects during fiscal 1999. Capital expenditures for the remainder of fiscal year 2000 and for fiscal year 2001 are expected to be approximately $41.9 million in total.

     During the current six-month period, the Registrant's cash flow from financing activities decreased $1.5 million due primarily to the redemption of preferred stock.

THE PROVIDENCE GAS COMPANY
--------------------------

PART II.  OTHER INFORMATION
---------------------------

Item 6 (b).  Reports on Form 8-K
--------------------------------

     There were no 8-K's filed by the Registrant during the current quarter.

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

                          The Providence Gas Company
                          (Registrant)



                          BY:/s/  KENNETH W. HOGAN
                             -------------------------
                                  KENNETH W. HOGAN
                             Vice President, Chief Financial
                             Officer, and Treasurer



Date:  May 9, 2000
       -----------