Form 10-Q
period 2000-06-30
PROVIDENCE GAS CO
filed 2000-08-10
CIK 80812

                          THE PROVIDENCE GAS COMPANY

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


          (Mark One)

          (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For quarterly period ended              June 30, 2000
                                     -----------------------------------

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

          APPLICABLE ONLY TO CORPORATE ISSUERS:

          Common Stock, $1.00 par value; 1,243,598 shares outstanding at August
          ---------------------------------------------------------------------
          9, 2000.
          --------

                          THE PROVIDENCE GAS COMPANY
                                   FORM 10-Q
                                 JUNE 30, 2000



PART I:     FINANCIAL INFORMATION                            PAGE

Item 1      Financial Statements

            Consolidated Statements of Income for the
            three and nine months ended
            June 30, 2000 and 1999                            I-1

            Consolidated Balance Sheets as of
            June 30, 2000, June 30, 1999 and
            September 30, 1999                                I-2

            Consolidated Statements of Cash Flows for the
            nine months ended June 30, 2000 and 1999          I-3

            Consolidated Statements of Capitalization as of
            June 30, 2000, June 30, 1999 and
            September 30, 1999                                I-4

            Notes to Consolidated Financial Statements        I-5

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations     I-10

PART II:    OTHER INFORMATION

Item 6      Exhibits and Reports on Form 8-K                  II-1

            Signature                                         II-2

PART I.  FINANCIAL INFORMATION
-------  ---------------------
ITEM I.  FINANCIAL STATEMENTS
-------  ---------------------

                          THE PROVIDENCE GAS COMPANY
                  ------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                  ------------------------------------------
                         FOR THE PERIODS ENDED JUNE 30
                  ------------------------------------------
                                  (Unaudited)
                  ------------------------------------------

                                            THREE MONTHS           NINE MONTHS
                                          ------------------  ---------------------
                                            2000       1999      2000       1999
                                          ------------------  ---------------------
                                           (thousands, except per share amounts)
Operating revenues                         $ 33,602  $ 29,515  $ 166,029  $ 160,724
Cost of gas sold                             14,637    11,225     79,461     75,923
                                            -------   -------   --------   --------

  Operating margin                           18,965    18,290     86,568     84,801
                                            -------   -------   --------   --------

Operating expenses:
 Operation and maintenance                   11,691    10,170     35,668     34,835
 Depreciation and amortization                4,456     4,063     13,469     12,278
 Taxes:
  State gross earnings                          971       870      4,896      4,797
  Local property and other                    2,231     2,125      6,684      6,233
  Federal income                               (851)     (210)     6,703      7,273
                                            -------   -------   --------   --------

Total operating expenses                    18,498    17,018     67,420     65,416
                                            -------   -------   --------   --------

Operating income                                467     1,272     19,148     19,385

Other income                                    272       357        546        694
                                            -------   -------   --------   --------

Income before interest expense                  739     1,629     19,694     20,079
                                            -------   -------   --------   --------

Interest expense:
 Long-term debt                               1,747     1,794      5,259      5,027
 Other                                          544        83      1,313        759
 Interest capitalized                           (99)     (120)      (218)      (289)
                                            -------   -------   --------   --------
                                              2,192     1,757      6,354      5,497
                                            -------   -------   --------   --------

Net income (loss)                            (1,453)     (128)    13,340     14,582

Dividends on preferred stock                      -        69        145        278
                                            -------   -------   --------   --------
Net income (loss) applicable to
common stock                               $ (1,453) $   (197) $  13,195  $  14,304
                                            =======   =======   ========   ========

Net income (loss) per
common share - basic                       $  (1.17) $   (.16) $   10.61  $   11.50
                                            =======   =======    ========  ========

Net income (loss) per
common share - diluted                     $  (1.17) $   (.16) $   10.61  $   11.50
                                            =======   =======    ========  ========

Weighted average number of
shares outstanding:
  Basic                                     1,243.6   1,243.6     1,243.6   1,243.6
                                            =======   =======     =======   =======

  Diluted                                   1,243.6   1,243.6     1,243.6   1,243.6
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

                           THE PROVIDENCE GAS COMPANY
                           --------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (thousands)

                                                       (Unaudited)
                                                       -----------
                                                 June 30,  June 30,  September 30,
                                                   2000      1999        1999
                                                 --------    --------  -----------
     ASSETS
     ------
     Gas plant, at original cost                 $341,810    $337,115     $334,310
       Less - Accumulated depreciation and
         plant acquisition adjustments            129,567     135,000      125,144
                                                 --------    --------     --------
                                                  212,243     202,115      209,166
                                                 --------    --------     --------
     Current assets:
       Cash and temporary cash investments            833         971          982
       Accounts receivable, less allowance of
         $5,258 at 6/30/00, $3,382 at 6/30/99
         and $1,999 at 9/30/99                     22,120      16,571        9,030
       Unbilled revenues                            2,635       2,224        2,707
       Inventories, at average cost-
         Materials and supplies                       842       1,201          994
       Prepaid and refundable taxes                 3,938       3,062        3,250
       Prepayments                                  1,354       1,666        1,897
                                                 --------    --------     --------
                                                   31,722      25,695       18,860
                                                 --------    --------     --------
     Deferred environmental costs                  10,868       7,757        9,719
                                                 --------    --------     --------
     Deferred charges and other assets             22,648      19,762       23,460
                                                 --------    --------     --------

         Total assets                            $277,481    $255,329     $261,205
                                                 ========    ========     ========

     CAPITALIZATION AND LIABILITIES
     ------------------------------

     Capitalization (see accompanying
       statement)                                $186,835    $186,322     $183,353
                                                 --------    --------     --------
     Current liabilities:
       Notes payable                               19,800       3,000       11,800
       Current portion of long-term debt            3,271       3,015        3,393
       Accounts payable                            12,052       9,482        9,586
       Accrued compensation                         1,083       1,617        1,542
       Accrued environmental costs                  2,681       5,000        6,145
       Accrued interest                             1,418       1,262        1,630
       Accrued taxes                                8,983       5,347        2,874
       Accrued vacation                             2,428       1,951        1,724
       Accrued workers compensation                   506         563          595
       Customer deposits                            2,667       2,794        2,923
       Other                                        2,759       3,581        3,153
                                                 --------    --------     --------
                                                   57,648      37,612       45,365
                                                 --------    --------     --------
     Deferred credits and reserves:
       Accumulated deferred Federal income
         taxes                                     23,506      22,926       23,128
       Unamortized investment tax credits           1,922       2,079        2,040
       Accrued pension                              7,137       5,881        6,825
       Other                                          433         509          494
                                                 --------    --------     --------
                                                   32,998      31,395       32,487
                                                 --------    --------     --------
     Commitments and contingencies

     Total capitalization and liabilities        $277,481    $255,329     $261,205
                                                 ========    ========     ========

    The accompanying notes are an integral part of these consolidated financial statements.

                          THE PROVIDENCE GAS COMPANY
                          --------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                       FOR THE NINE MONTHS ENDED JUNE 30
                       ---------------------------------
                                  (Unaudited)
                                  -----------
                                                            2000       1999
                                                        --------   --------
                                                             (thousands)
Cash provided by (used for)-
Operating Activities:
  Net income                                            $ 13,340   $ 14,582
  Items not requiring cash:
    Depreciation and amortization                         13,469     12,278
    Change as a result of regulatory actions                (435)    (1,413)
    Deferred Federal income taxes                            378      1,575
    Amortization of investment tax credits                  (118)      (118)
    Changes in assets and liabilities
     which provided (used) cash:
      Accounts receivable                                (13,090)    (6,633)
      Unbilled revenues                                       72       (614)
      Inventories                                            152        (24)
      Prepaid and refundable taxes                          (688)     1,355
      Prepayments                                            543         (3)
      Accounts payable                                     2,576      2,150
      Accrued compensation                                  (459)       392
      Accrued interest                                      (212)      (195)
      Accrued taxes                                        6,109      2,692
      Accrued vacation, accrued workers
      compensation, customer deposits
       and other                                             400        480
      Accrued pension                                        312        200
      Deferred charges and other                              65        648
                                                        --------   --------
  Net cash provided by
    operating activities                                  22,414     27,352
                                                        --------   --------

Investing Activities:
  Expenditures for property, plant and
    equipment, net                                       (20,751)   (27,558)
                                                        --------   --------

Financing Activities:
  Issuance of mortgage bonds                                   -     15,000
  Payments on long-term debt                              (2,884)    (2,442)
  Increase (decrease) in notes payable                     8,000     (6,720)
  Redemption of preferred stock                           (3,200)    (1,600)
  Cash dividends on common shares                         (3,583)    (3,581)
  Cash dividends on preferred shares                        (145)      (278)
                                                        --------   --------
  Net cash provided by (used in) financing
    activities                                            (1,812)       379
                                                        --------   --------

Increase in cash and temporary
  cash investments                                          (149)       173
Cash and temporary cash investments at
  beginning of period                                        982        798
                                                        --------   --------
Cash and temporary cash investments at
  end of period                                         $    833   $    971
                                                        ========   ========

Supplemental disclosures of cash flow information:
 Cash paid during the period:
   Interest (net of amount capitalized)                 $  6,329   $  5,463
   Income taxes (net of refunds)                        $  5,301   $  2,953
 Schedule of non-cash investing activities:
   Capital lease obligations for equipment              $      -   $    115

The accompanying notes are an integral part of these consolidated financial statements.

                           THE PROVIDENCE GAS COMPANY
                           --------------------------
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                   -----------------------------------------
                                  (thousands)

                                              (Unaudited)
                                              -----------

                                           June 30,    June 30,  September 30,
                                             2000        1999        1999
                                           -----------------------------------

Common stockholder's investment:
Common stock, $1 par
    Authorized - 2,500 shares
    Outstanding - 1,244 as of 6/30/00,
                  6/30/99 and 9/30/99      $  1,244    $  1,244   $  1,244
  Amount paid in excess of par               42,286      37,619     42,454
  Retained earnings                          57,091      53,530     47,479
                                           --------    --------   --------
Total common equity                         100,621      92,393     91,177
                                           --------    --------   --------

Cumulative preferred stock:
  Redeemable 8.70% Series, $100 par
  Authorized - 80 shares
  Outstanding - 0 shares as of
    6/30/00 and 32 shares as of 6/30/99
    and 9/30/99                                   -       3,200      3,200
                                           --------    --------   --------


Long-term debt:
  First Mortgage Bonds                       88,005      90,728     89,819
  Other long-term debt                        1,216       2,093      1,994
  Capital leases                                264         923        556
                                           --------    --------   --------

Total long-term debt                         89,485      93,744     92,369

Less current portion                          3,271       3,015      3,393
                                           --------    --------   --------

Long-term debt, net                          86,214      90,729     88,976
                                           --------    --------   --------

Total capitalization                       $186,835    $186,322   $183,353
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

     In fiscal 1998, the Registrant did not earn its allowed rate of return primarily as a result of the extremely warm winter weather and the loss of non-firm margin. The Registrant believed the causes of these two events were beyond its reasonable control and thus deemed them to be exogenous changes. In March 1999, the Registrant reached an agreement with the Division, which allowed for the recovery of $2.45 million in revenue losses attributable to exogenous changes experienced by the Registrant in fiscal 1998. The RIPUC reviewed the exogenous changes agreement to ensure consistency with the terms of Energize RI and affirmed the agreement at its May 28, 1999 open meeting. During fiscal 1999 and 2000, the Registrant recognized into revenue $2.0 million and $.4 million, respectively, for the exogenous changes recovery. The remaining balance will be recognized as revenue in the fourth quarter of fiscal 2000 in accordance with the terms of Energize RI.

     Other exogenous changes related to fiscal 1999 and 2000 are addressed in the prospective agreement discussed below.

     On August 2, 2000, the Registrant, the Division, the Energy Council of Rhode Island, and the George Wiley Center (Settling Parties) filed a Price Stabilization Plan (the Agreement) with the RIPUC to become effective October 1, 2000, if approved. The Agreement seeks a 21-month extension of Energize RI with certain modifications to reflect changes in the Registrant's cost of service and its gas commodity cost since the commencement of Energize RI in fiscal 1998. The Agreement provides a level of rate stability for customers, includes incentives for increased earnings for the Registrant, includes a weather mitigation clause, and allows the Registrant to continue the infrastructure investment in its distribution system.

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

     In anticipation of the full requirements gas supply contract with DETM expiring on September 30, 2000, the Registrant has entered into an agreement to extend the existing gas supply contract, but with significant modifications. Under the modified agreement DETM will continue to provide asset management for all pipeline transportation and storage services. Supply purchases will be made at market prices rather than fully fixed prices or at prices locked in by the Registrant. The extension agreement is subject to regulatory and management approvals.

     On November 10, 1999, the Registrant's LNG service contract with Algonquin Gas Transmission Company (Algonquin), a subsidiary of Duke Energy Corporation, became effective. Algonquin is the owner and operator of a LNG tank located in Providence, Rhode Island. The Registrant relies upon this service to provide gas supply into its distribution system during the winter period. The service provided for in the agreement began November 10, 1999. Under the terms of the agreement, Algonquin replaced and expanded the vaporization capability at the tank. The Registrant has received approximately $2.6 million from Algonquin. Of the $2.6 million, approximately $.9 million represents reimbursement received by the Registrant in 1999 for costs incurred related to the project including labor, engineering, and legal expenses. The remaining portion of the payment, or approximately $1.7 million, was received in January 2000 and serves as reimbursement for the additional costs that DETM will incur as a result of the release of the Algonquin storage capacity to DETM as provided for in the gas supply asset management contract described above.

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

     As a result of FERC Order 636 and other related orders, pipeline transportation companies have incurred significant costs, collectively known as transition costs. The pipeline's customers, including the Registrant, will reimburse the majority of these costs. The Registrant estimates its transition costs to be approximately $21.7 million, of which $16.2 million was included in the GCC and collected from customers through September 30, 1997. As part of the above supply contract, DETM assumed liability for these transition costs during the contract's three-year term. At the end of the three-year term of the contract, the Registrant will assume any remaining liability, which is not expected to be material.

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

     At June 30, 2000, the Registrant was aware of five sites at which future costs may be incurred.

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

Providence Site
---------------

     During 1995, the Registrant began a study at its primary gas distribution facility located at 642 Allens Avenue in Providence, Rhode Island. This facility was also the site of a former manufactured gas plant operated by the Registrant. Approximately $3.0 million has been expended on studies and the formulation of the remediation work plan.

     The remediation of the soil, in accordance with the work plan, began in July 1999 and is scheduled for completion in December 2000. Recent milestones achieved during the most recent quarter include the issuance of several required state and local permits as well as the beginning of soil processing.

     The Registrant has compiled a preliminary range of costs, based on removal and off-site disposal of the most contaminated soil, ranging from $7.0 million to in excess of $9.0 million. As of June 30, 2000, approximately $4.7 million has been expended on the remediation of this soil.

     An investigation of the remaining soil was begun in December 1999 and was completed in March 2000 at a cost of approximately $1.5 million. Based on the results of that investigation, the Registrant is going to propose a final remedial solution that addresses soils over the entire site. As of June 30, 2000 the Registrant had not begun its groundwater investigation at this site.

     Because of the uncertainties associated with the pending investigation and remedial solutions, the Registrant can not offer any conclusions as to the total future cost of remediation of the property at this time. Based on the proposals for remediation work, the Registrant has an accrual balance of $2.7 million at June 30, 2000 for anticipated future remediation and investigation costs at this site.

Westerly Site
-------------

     The Registrant acquired the Westerly, Rhode Island operations center in 1990 from another company. In 1996 an environmental investigation revealed the existence of coal tar waste on the site. The Registrant never operated a manufactured gas plant at this location, but the previous owner did. The former manufactured gas plant is allegedly the source of the coal tar waste. In February 1999, the Rhode Island Department of Environmental Management (DEM) issued the Registrant and the previous owner a letter of responsibility for the site. As of June 30, 2000, the Registrant had removed an underground oil storage tank and regulators containing mercury from the site, as well as some localized contamination. The costs associated with the investigation and removal of localized contamination were shared equally with the former owner of the property.

     The Registrant is currently engaged in negotiations to transfer the property back to the previous owner, who would continue to remediate the site at no cost to the Registrant. It is anticipated that the parties will sign the purchase and sale agreement during the current fiscal year, at which time the previous owner will assume responsibility for removal of coal tar waste. The Registrant has completed the required cleanup related to any mercury-containing regulators and remains responsible for cleanup of any mercury released into adjacent water. Costs incurred by the Registrant to remediate this site were approximately $.1 million.

Allens Avenue Site
------------------

     In November 1998, the Registrant received a letter of responsibility from DEM relating to possible contamination on previously owned property at 170 Allens Avenue in Providence. The current operator of the property has also received a letter of responsibility. A work plan has been created and approved by DEM. An investigation has begun to determine the extent of contamination as well as the extent of the Registrant's responsibility. The Registrant has entered into a cost-sharing agreement with the current operator of the property, under which the Registrant is responsible for approximately 20 percent of the costs related to the investigation. Costs of testing at this site as of June 30, 2000 were approximately $.3 million. Until the results of the investigation are known, the Registrant cannot offer any conclusions as to its responsibility.

General
-------

     In prior rate cases filed with the RIPUC, the Registrant requested that environmental investigation and remediation costs be recovered by inclusion in its depreciation factors consistent with the rate recovery treatment for all types of cost of removal. Due to the magnitude of the Registrant's environmental investigation and remediation expenditures, the Registrant sought current recovery for these amounts. As a result, in accordance with the Price Stabilization Plan Settlement Agreement described in Rates and Regulations, effective October 1, 1997, all environmental investigation and remediation costs incurred through September 30, 1997, as well as all costs incurred during the three-year term of the Plan, will be amortized over a 10-year period, in accordance with the levels authorized in Energize RI. Additionally, it is the Registrant's practice to consult with the RIPUC on a periodic basis when, in management's opinion, significant amounts might be expended for environmental-related costs. As of June 30, 2000, ProvGas has incurred environmental assessment and remediation costs of $9.9 million and has a remaining accrual balance of $2.7 million for future costs.

     Management is pursuing discussions with third parties relating to contributions to defray the costs associated with the remediation of the above sites. Management believes that its program for managing environmental issues, combined with rate recovery and financial contributions from others, will likely avoid any material adverse effect on its results of operations or its financial condition as a result of the ultimate resolution of the above sites.


5.   Commitments and Contingencies
-    -----------------------------

     The Registrant has employment agreements with 3 officers, which currently provide for substantial severance payments upon separation from the Registrant and continuing through the 24 months following the merger of the Registrant's parent company with Southern Union Company. The Registrant's salary severance expense could total approximately $1.1 million.

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

     All statements other than statements of historical facts included in this Form 10-Q including without limitation statements regarding the Registrant's financial position, strategic initiatives, the effect of its parent company's proposed merger with Southern Union Company (Southern Union), and statements addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Registrant or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following are some of the factors which could cause actual results to differ materially from those anticipated: general economic, financial, and business conditions; changes in government regulations, the actions taken or decisions rendered by any regulatory body, and the impact such changes, actions, or decisions might have on the Registrant; Southern Union's shareholders' approval of the proposed merger with the Registrant's parent company; competition in the energy services sector; regional weather conditions; the availability, cost, and heat content of natural gas; development and operating costs; the success and costs of advertising and promotional efforts; the availability and terms of capital; the ability to attract and retain qualified employees; unanticipated environmental liabilities; the Registrant's ability to grow its business through significant customer growth; the costs and effects of unanticipated legal proceedings; the impacts of unusual items resulting from ongoing evaluations of business strategies and asset valuations; and changes in business strategy.

RESULTS OF OPERATIONS

     The Registrant's operating revenues, operating margin, and net income
(loss) for the three and nine months ended June 30, 2000 and for comparable periods ended June 30, 1999 are as follows:


                                      (thousands)
                      Three Months                   Nine Months
                     Ended June 30                  Ended June 30

                     2000      1999                  2000     1999
                     ----      ----                  ----     ----
Operating
revenues            $33,602  $29,515              $166,029  $160,724
                    =======  =======              ========  ========


Operating margin    $18,965  $18,290              $ 86,568  $ 84,801
                    =======  =======              ========  ========

Net income (loss)
applicable to
common stock        $(1,453) $  (197)             $ 13,195  $ 14,304
                    =======  =======              ========  ========

Operating Margin
----------------

     Operating margin increased approximately $.7 million or 3.7 percent compared to the same quarter last year. During the latest quarter, the Registrant experienced weather that was 28 percent colder than the same quarter last year. This colder weather increased margin by approximately $1.3 million when compared to the same period last year. Also increasing margin was approximately $.2 million of additional margin as a result of actual rate reductions of pipeline fixed costs as provided for in the DETM contract. Partially offsetting the increases in margin for the quarter, was approximately $.9 related to the 1998 exogenous change recovery, which was recognized in fiscal 1999.

     Operating margin increased approximately $1.8 million or 2.1 percent when compared to the same nine-month period last year. Weather for the nine-month period was 3.5 percent colder than last year, which increased margin by approximately $.9 million. Also contributing to the increase in margin was approximately $.4 million in non-firm margin primarily due to a more favorable pricing difference between natural gas and alternate fuels. Also, the Registrant recognized approximately $.7 million of additional margin as a result of actual rate reductions of pipeline fixed costs as provided for in the DETM contract. Partially offsetting these increases was approximately $.6 million related to the 1998 exogenous recovery, which was recognized in fiscal 1999.

Operating and Maintenance Expenses
----------------------------------

     Overall, operating and maintenance expenses increased approximately $1.5 million or 15.0 percent from the same quarter last year. The three-month increase was primarily attributable to the receipt of a one-time reimbursement of expenses under a contract with Algonquin LNG, Inc. in the third quarter of fiscal 1999. Also contributing to the increase was an increase in labor as a result of cost of living increases. Partially offsetting the labor increases, was a temporary decrease in the number of employees and a decrease in recruiting costs. Operating and maintenance expenses also decreased due to the end of the Registrant's regulatory phase-in of costs associated with Statement of Financial Accounting Standards No. 106 in September 1999.

     Operating and maintenance expenses increased approximately $.8 million or
2.4 percent from the same nine-month period last year. The increase was due to the same factors as the three-month increase, as well as an increase in labor as a result of the completion of technology projects, for which labor had been previously capitalized.

     The Registrant continually reviews its operating expenses and takes action to keep expenses as low as possible; however, expenses can vary from year to year.

Depreciation and Amortization Expenses
--------------------------------------

     Depreciation and amortization expense increased approximately $.4 million or 9.7 percent compared to the same quarter last year and approximately $1.2 million or 9.7 percent when compared to the same nine-month period last year. This increase is the result of increased capital spending for Energize RI commitments; technology projects; Year 2000 costs, which were capitalized as authorized under the provisions of Energize RI; and the amortization of environmental costs. The Registrant is currently amortizing environmental and Year 2000 costs over 10-year and 5-year periods, respectively, in accordance with the levels authorized in Energize RI.

Taxes
-----

     Taxes for the current quarter versus last year decreased approximately $.4 million or 15.6 percent. The decrease in taxes for the current quarter is due to decreased Federal income tax as a result of decreased pretax earnings. The lower pretax earnings also resulted in lower Federal income taxes in the current nine-month period compared to the same period last year. Offsetting the lower Federal income taxes in the nine-month period, were increased property taxes as a result of capital spending.

Interest Expense
----------------

     Interest expense increased approximately $.4 million or 24.8 percent during the latest quarter compared to the same quarter last year and approximately $.9 million or 15.6 percent when compared to the same nine-month period last year. Short-term interest expense has increased as a result of higher short-term interest rates and increased notes payable due to the timing of collection of accounts receivable, as well as capital spending.

FUTURE OUTLOOK

Regulatory

     A.  Energize RI - 1998 to 2000
     ------------------------------

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

     In fiscal 1998, the Registrant did not earn its allowed rate of return primarily as a result of the extremely warm winter weather and the loss of non-firm margin. The Registrant believed the causes of these two events were beyond its reasonable control and thus deemed them to be exogenous changes. In March 1999, the Registrant reached an agreement with the Division, which allowed for the recovery of $2.45 million in revenue losses attributable to exogenous changes experienced by the Registrant in fiscal 1998. The RIPUC reviewed the exogenous changes agreement to ensure consistency with the terms of Energize RI and affirmed the agreement at its May 28, 1999 open meeting. During fiscal 1999 and 2000, the Registrant recognized into revenue $2.0 million and $.4 million, respectively, for the exogenous changes recovery. The remaining balance will be recognized as revenue in the fourth quarter of fiscal 2000 in accordance with the terms of Energize RI.

     Other exogenous changes related to fiscal 1999 and 2000 are addressed in the prospective agreement discussed below. Based on weather experienced and the level of exogenous dollars available in fiscal 2000, the Registrant does not anticipate earning a 10.9 percent return on average common equity this year.

     B.  Price Stabilization Plan
     ----------------------------

     On August 2, 2000 the Registrant, the Division, the Energy Council of Rhode Island, and the George Wiley Center (Settling Parties) filed a Price Stabilization Plan (the Agreement) with the RIPUC to become effective October 1, 2000, if approved. The Agreement seeks a 21-month extension of Energize RI with certain modifications to reflect changes in the Registrant's cost of service and its gas commodity cost since the commencement of Energize RI in fiscal 1998. The Agreement provides a level of rate stability for customers, includes incentives for increased earnings for the Registrant, includes a weather mitigation clause, and allows the Registrant to continue the infrastructure investment in its distribution system.

     C.  Business Choice
     -------------------

     On August 31, 1999, the Registrant's settlement agreement for enhancements to its Business Choice program was approved by the RIPUC in Docket 2902 and became effective September 1, 1999. Specifically, there is now rolling enrollment for transportation service, which allows customers to execute transportation agreements throughout the year, rather than during limited enrollment periods. The program now has approximately 1,550 firm transportation customers with annual deliveries of over 5 billion cubic feet per year, which is approximately 25 percent of the Registrant's total annual firm deliveries. There are 12 marketers serving the Registrant's customers and transporting on the system. Additional enhancements to the Business Choice program were filed with the RIPUC under a supplemental settlement agreement in Docket 2902 on October 8, 1999 and were approved on October 27, 1999. These enhancements do not generate additional revenue. The Registrant continually evaluates expansion and enhancements to the Business Choice program.

Merger

     A special meeting of the shareholders of the Registrant's parent company, Providence Energy Corporation (ProvEnergy), took place on May 22, 2000. The purpose of this special meeting was to approve the merger described in the merger agreement with Southern Union Company (Southern Union). The merger agreement was included as Annex 1 of ProvEnergy's proxy statement dated April 6, 2000. At the meeting, the shareholders approved the terms of the proposed merger with Southern Union.

     On July 24, 2000, the Division issued an order in which it adopted and approved the settlement agreement dated May 31, 2000 that had been filed by ProvEnergy, Southern Union, and certain of their affiliates. In the same order, the Division approved the January 27, 2000 notification/petition by ProvEnergy and Southern Union relating to the merger agreement signed on November 15, 1999, as amended, between the two parties.

     The Division's order remains contingent upon Southern Union obtaining approval of their shareholders. Southern Union has scheduled a special meeting of its shareholders on August 29, 2000 for approval of its merger with ProvEnergy. It is anticipated that the merger will close late in this fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     During the current year, the Registrant's cash flow from operating activities decreased approximately $4.9 million for the nine months ended June 30, 2000 compared to the same period last year. The current year cash flow decreased as a result of an increase in accounts receivable due to increased sales and the timing of receivable collections.

     Capital expenditures for the nine months ended June 30, 2000 of $20.8 million decreased $6.8 million or 24.7 percent when compared to $27.6 million for the same period last year. This spending decrease was due primarily to the completion of technology projects during fiscal 1999. Capital expenditures for the remainder of fiscal year 2000 and for fiscal year 2001 are expected to be approximately $39.5 million in total.

     During the current nine-month period, the Registrant's cash flow from financing activities decreased $2.2 million compared to the same period last year due primarily to the acceleration of the redemption of preferred stock.

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




Date: August 9, 2000
      --------------